Form 10QSB
period 1996-06-30
SOURCE CAPITAL CORP
filed 1996-07-31
CIK 746776

U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period ________________ to ________________

Commission file number         0-12199

                   SOURCE CAPITAL CORPORATION
     (Exact name of registrant as specified in its charter)

          Washington                            91-0853890
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)


       1825 N. Hutchinson Road, Spokane, Washington  99212
             (Address of principal executive office)


                         (509) 928-0908
                   (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

     Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed
by a court.  Yes  X     No
                 ---       ---

As of June 30, 1996, there were 1,422,144 shares of the Registrant's common stock outstanding.

                   SOURCE CAPITAL CORPORATION

                           Form 10-QSB
               For the Quarter Ended June 30, 1996
                           -----------


                              Index
                                                             Page
                                                             ----
Part I - Financial Information

     Item 1 - Financial Statements:

            - Balance Sheets - June 30, 1996 and
              December 31, 1995                                 1

            - Statements of Income and
              Retained Earnings - Three
              and Six Months
              Ended June 30, 1996 and 1995                      2

            - Statements of Cash Flows - Six Months
              Ended June 30, 1996 and 1995                      3

            - Notes to Financial Statements                     4

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                        5

PART II - Other Information                                     7

                 Part I - Financial Information

Item 1.  Financial Statements

                   SOURCE CAPITAL CORPORATION

                   BALANCE SHEETS (Unaudited)
                          ------------

                                        June 30,   December 31,
                                          1996        1995
                                      -----------  ------------
             ASSETS

Loans receivable, net                 $13,424,079  $11,861,603
Accrued interest receivable               240,360      127,206
Cash and cash equivalents                 139,529      393,374
Deferred compensation trust               790,822      743,262
Investment securities                     768,854      572,985
Other real estate owned                 4,641,151    4,949,442
Other assets                              165,861      121,780
Deferred income taxes                   1,665,475    1,725,300
                                      -----------  -----------
      Total assets                    $21,836,131  $20,494,952
                                      ===========  ===========

          LIABILITIES

Note payable to bank                  $ 9,100,000  $ 7,900,000
Accounts payable and accrued
  expenses                                233,803      152,917
Deferred compensation payable             790,822      743,260
                                      -----------  -----------
      Total liabilities                10,124,625    8,796,177
                                      -----------  -----------

      STOCKHOLDERS' EQUITY

Common stock, no  stated par value
  Authorized 10,000,000 shares;
  issued and outstanding,
  1,422,144 and 1,423,079 shares        7,451,276    7,459,528
  Additional paid in capital            2,049,047    2,049,047
  Unrealized gain (loss)
    on investment securities              (14,235)      12,396
  Retained earnings                     2,225,418    2,177,804
                                      -----------  -----------
      Total stockholders' equity       11,711,506   11,698,775
                                      -----------  -----------
      Total liabilities and
        stockholders' equity          $21,836,131  $20,494,952
                                      ===========  ===========

             The accompanying notes are an integral
               part of the financial statements.

                   SOURCE CAPITAL CORPORATION

           STATEMENTS OF INCOME AND RETAINED EARNINGS
    For the Three and Six Months Ended June 30, 1996 and 1995
                           (Unaudited)
                           -----------

                                            Three Months Ended       Six Months Ended
                                                 June 30,                June 30,
                                          ----------------------  ----------------------
                                             1996        1995        1996        1995
                                          ----------  ----------  ----------  ----------
Revenues:
  Interest and rent income                $  769,196  $  701,909  $1,479,672  $1,336,740
  Interest expense                          (213,752)   (271,121)   (409,503)   (502,188)
                                          ----------  ----------  ----------  ----------
  Net Interest and rent                      555,444     430,788   1,070,169     834,552
                                          ----------  ----------  ----------  ----------
  Non-interest income:
    Gain on sales of investments loans
      and real estate                         12,757      42,934      29,502      43,034
                                          ----------  ----------  ----------  ----------
Non-interest expenses:
  Employee compensation and benefits         240,807     159,711     423,474     281,358
  Other operating expenses                   145,610     125,573     281,126     234,577
                                          ----------  ----------  ----------  ----------
        Total expenses                       386,417     285,284     704,600     515,935
                                          ----------  ----------  ----------  ----------
Income before income taxes                   181,784     188,438     395,071     361,651
Income tax provision:
  Current                                    (35,000)    (23,700)    (75,400)    (59,200)
  Deferred and other                         (23,275)    (43,300)    (58,600)    (66,800)
                                          ----------  ----------  ----------  ----------
Total income tax provision                   (58,275)    (67,000)   (134,000)   (126,000)
                                          ----------  ----------  ----------  ----------
                                        (Continued)

                   SOURCE CAPITAL CORPORATION

    For the Three and Six Months Ended June 30, 1996 and 1995
                           (Unaudited)
                           -----------

                                            Three Months Ended       Six Months Ended
                                                 June 30,                June 30,
                                          ----------------------  ----------------------
                                             1996        1995        1996        1995
                                          ----------  ----------  ----------  ----------
Net income                                $  123,509  $  121,438  $  261,071  $  235,651

Retained earnings, beginning of period     2,101,909   1,648,272   2,177,804   1,534,059
Dividends paid                                                      (213,457)
                                          ----------  ----------  ----------  ----------
Retained earnings, end of period          $2,225,418  $1,769,710  $2,225,418  $1,769,710
                                          ==========  ==========  ==========  ==========
Net income per common share               $      .09  $      .08  $      .18  $      .16
                                          ==========  ==========  ==========  ==========
Weighted average number of common
  shares and common share equivalents
  outstanding                              1,443,798   1,457,367   1,443,949   1,468,367
                                          ==========  ==========  ==========  ==========
Cash dividends per share                     none        none     $      .03     none
                                          ==========  ==========  ==========  ==========


             The accompanying notes are an integral
               part of the financial statements.

                   SOURCE CAPITAL CORPORATION

                    STATEMENTS OF CASH FLOWS
         For the Six Months Ended June 30, 1996 and 1995
                           (Unaudited)
                           ----------


                                           1996         1995
                                        -----------  -----------
Cash flows from operating activities:
  Net income                            $   261,071  $   235,651
  Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities:
      Depreciation                           10,025        3,996
      Provision for loan losses              30,000
      Income taxes (net effect of
        SOP 90-7)                            59,825       45,000
      Gain on sale of investment
        securities                          (16,745)      (9,961)
      Gain on sale of real estate,
        furniture & equipment               (12,756)     (32,973)
      Compensation associated with
        stock options                                      8,400
      Change in:
        Accrued interest receivable        (113,154)     (22,312)
        Other assets                        (21,704)    (229,928)
        Deferred compensation trust         (47,560)     (46,175)
        Accounts payable and accrued
          expenses                           80,888      (95,887)
        Deferred compensation payable        47,560       46,175
                                        -----------  -----------
            Net cash provided (used)
              by operating activities       277,450      (98,014)
                                        -----------  -----------
Cash flows from investing activities:
  Purchases of investment securities       (299,877)
  Sale of investments securities             94,122      186,237
  Loan originations                      (7,985,926)  (6,761,816)
  Loan repayments                         6,393,450    5,207,209
  Proceeds applied on loans purchased
    for resale                                            16,421
  Capitalization of costs related to
    other real estate owned                 (83,275)    (232,550)
  Proceeds from sale of other real
    estate                                  398,728      566,178
  Purchase of office equipment and
    vehicle                                 (79,704)     (21,268)
  Sale of office equipment                   52,896
                                        -----------  -----------
            Net cash used by
              investing activities       (1,509,586)  (1,039,589)
                                        -----------  -----------

                    SOURCE CAPITAL CORPORATION

         For the Six Months Ended June 30, 1996 and 1995
                           (Unaudited)
                           ----------


                                           1996         1995
                                        -----------  -----------
Cash flows from financing activities:
  Proceeds from line of credit          $ 6,000,000  $11,759,489
  Payments of line of credit             (4,800,000)  (9,784,489)
  Payments of mortgage contracts
    payable                                 (91,404)
  Payments for redemption of common
    stock                                   (8,252)    (412,000)
  Cash dividends paid                      (213,457)
                                        -----------  -----------
            Net cash provided by
              financing activities          978,291    1,471,596
                                        -----------  -----------
Net increase (decrease) in cash and
  cash equivalents                         (253,845)     333,993
Cash and cash equivalents, beginning
  of period                                 393,374       69,434
                                        -----------  -----------
Cash and cash equivalents, end of
  period                                $   139,529  $   403,427
                                        ===========  ===========

Supplemental disclosure of cash flow
  information:
    Cash paid during the period for
      interest                          $   409,539  $   412,486
    Cash paid during the period for
      income taxes                           79,309      278,658
    Non-cash financing and investing
      transactions:
        Loans converted to real estate
          owned                                       (3,213,546)


             The accompanying notes are an integral
                part of the financial statements.

                    SOURCE CAPITAL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS


NOTE 1.

The financial information given in the accompanying unaudited financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement for the periods reported. All financial statements presented herein are unaudited. Certain 1995 amounts have been reclassified to conform with the 1996 presentation. Outstanding capital stock, weighted average common shares and common share equivalents outstanding and earnings per share for 1995 have been restated giving effect to the 1 for 5 reverse stock split which became effective on May 31, 1996. These reclassifications had no effect on the net income or retained earnings as previously reported. The results of operations for the six month period ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements.


NOTE 2.

The Company's provision for federal income taxes for the six months ended June 30, 1996 and 1995, is calculated using the statutory corporate income tax rate of 34%. The actual income tax liability to the Company for the year ending December 31, 1996, is estimated to be significantly less than the statutory corporate tax rate, after considering the Company's net operating loss carryovers. Notwithstanding the foregoing statement the Company's actual tax liability paid for the year ended
December 31, 1995 resulted in an effective tax rate of approximately 16%.


NOTE 3.

On June 25, 1995 the Company s board of directors authorized management to purchase and retire up to two hundred thousand (200,000) shares of the Company s outstanding common stock. This represented approximately 13.7% of the outstanding common stock as of June 30, 1995 (after giving effect to the 1 for 5 reverse stock split which became effective on May 31, 1996). Repurchases may be made from time to time in the open market or in private transactions at the discretion of management and the board of directors.

                   SOURCE CAPITAL CORPORATION

                 PART I - FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED
JUNE 30, 1995

For the six months ended June 30, 1996, the Company reported a net income of $261,071 or $.18 per share. This compares to a net income of $235,651 or $.16 per share, for the comparable period in 1995. Net interest and rent margin (interest and rent income less interest expense) increased by approximately $236,000 as compared to the six months ended June 30, 1995. Interest and rent income of approximately $1,480,000 and $1,337,000 in the quarter ended June 30, 1996 and 1995 represents an approximate average interest yield of 16.8% and 15.7%, respectively, on the company's earning assets.

Total operating expenses increased approximately 32% over the first six months of 1995 primarily from a 50% increase in salaries and benefits due to the addition of four new personnel. Additionally occupancy expense increased by approximately $32,000 over the prior year due to the Company s being located in its new facilities for a full six month period in 1996. The Company moved into new facilities in June 1995 and opened its Renton office in May 1995. Other increases in 1996 compared to 1995 were primarily related to shareholder matters related to the reverse stock split and other proxy items at the stockholders meeting held in May 1996.

The Company s average earning asset portfolio remained relatively level at approximately $17.6 million for the six months ended June 30, 1996 and 1995. Although loan production improved from $6.8 million in the first half of 1995 to $8 million in 1996 early loan repayments increased in the current year. At June 30, 1996 the Company had approximately $130,000 of non-performing loans in its portfolio. Management does not expect to incur a significant loss on these loans. The Company s reserve for loan losses of approximately $123,000 is considered adequate in relation to the current loan portfolio.

The recorded provision for income taxes of approximately $134,000 and $126,000 for the six months ended June 30, 1996 and 1995 is based on the statutory income tax rate of 34%. The company expects to pay significantly less than the estimated tax provision for the year ended December 31, 1996, due to the utilization of net operating loss carryovers. The Company s effective tax rate for taxes paid in 1995 was approximately 16%.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1995

For the three months ended June 30, 1996, the Company reported a net income of $123,509 or $.09 per share. This compares to a net income of $121,438 or $.08 per share, for the comparable period in 1995. Net interest and rent margin (interest and rent income less interest expense) increase from approximately $431,000 during the three months ended June 30, 1995 to approximately $555,000 for the comparable period in 1996, a 29% increase. Interest and rent income of approximately $769,000 and $702,000 in 1996 and 1995 respectively, represents an approximate interest yield of 17% and 15.4% respectively on the Company's average loan and investment portfolio. The increase in yield on the Company s investment and loan portfolio was primarily the result of early repayment of several loans which paid off in the second quarter of 1996 resulting in the accelerated recognition of deferred loan fees.

Non-interest operating expenses increased approximately $101,000 for the three months ended June 30, 1996 as compared to the second quarter of 1995 primarily due to an increase of approximately $81,000 in salaries and benefits related to the additional of three personnel in the second quarter of 1996 as compared to the second quarter of 1995.

FINANCIAL CONDITION AND LIQUIDITY

At June 30, 1996, the Company had approximately $140,000 of cash and cash equivalents and $769,000 of investment securities. Cash and cash equivalents decreased by approximately $254,000 since December 31, 1995. The Company's primary sources of cash during the first six months of 1996 were approximately $6,393,000 from loan repayments, $6,000,000 from short term borrowings, $399,000 from sales of real estate and $277,000 from operations. The primary uses of cash during the first six months of 1996 were approximately $7,986,000 of loan origination s, $4,800,000 of repayment on short term borrowings, $300,000 purchase of investment securities and $231,000 payment of dividends. In May 1995 the Company completed foreclosure proceedings on the Hacienda shopping center in La Puenta, California. This property was formerly classified as a loan purchased for resale on the balance sheet. The Company has the property listed for sale and is currently receiving approximately $45,000 monthly, in rent income.

The Company's $20,000,000 line of credit, which matures annually, was renewed on May 1, 1996 and matures April 30, 1997. At
June 30, 1996, the Company had $9,100,000 outstanding under the line of credit. The Company's line of credit and cash provided from loan repayments, existing cash, cash equivalents, investment securities, and sales of real estate owned provide sufficient cash flows for the operating needs of the company.

EFFECT OF INFLATION AND CHANGING PRICES

Interest rates on the Company's loan portfolio are subject to inflation as inflationary pressures affect prime interest rate. At June 30, 1996, interest rates on approximately 87% of the Company's loan portfolio vary based upon the prime rate. The remaining loans have fixed interest rates.

                   SOURCE CAPITAL CORPORATION

                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
 (a) Exhibits

     News release related to NASDAQ listing

 (b) Reports on Form 8-K

     The following reports on Form 8-K were filed for the three months ended June 30, 1996:

     May 16, 1996 - Item 5 - Other Events


     Items 1,2,3,4 and 5 of Part II are omitted from this report as inapplicable.



(The balance of this page has been intentionally left blank.)

NEWS RELEASE


SOURCE CAPITAL CORPORATION         Contact Person:
1825 N. Hutchinson Rd.               Lester L. Clark
Spokane, Washington 99212            Chief Financial Officer



      Source Capital Corporation  Announces NASDAQ Listing
      ----------------------------------------------------

     Spokane, Wa - July 24, 1996 -- Source Capital Corporation (NASDAQ SMALL CAP: SOCC), is pleased to announce that effective Thursday July 25, 1996 Source Capital Corporation Common Stock will begin trading on the NASDAQ STOCK EXCHANGE under the small-cap issues section. The Company s trading symbol will be SOCC.

     D. Michael Jones, President and Chief Executive Officer stated "A NASDAQ listing has been a priority of the Company for some time. We feel confident that this listing on NASDAQ will be a positive step in improving the trading volume and liquidity of our Common Stock."

     Source Capital is a commercial lender with approximately
1400 shareholders. The Company is headquartered in Spokane, Washington, with lending offices in Spokane and Renton, Washington.

                   SOURCE CAPITAL CORPORATION


SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SOURCE CAPITAL CORPORATION
(Registrant)



Date:  July 26, 1996     By:  /s/ D. Michael Jones
                              -----------------------------------
                              D. Michael Jones
                              President and Chief Executive
                                Officer


Date:  July 26, 1996     By:  /s/ Lester L. Clark
                              -----------------------------------
                              Lester L. Clark
                              Vice President-Secretary/Treasurer,
                                Principal Accounting and Finance
                                Officer

                   SOURCE CAPITAL CORPORATION



SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SOURCE CAPITAL CORPORATION
(Registrant)



Date: _______________        By: ________________________________
                                 D. Michael Jones, President
                                   and Chief Executive Officer



Date: _______________        By: ________________________________
                                 Lester L. Clark, Vice President-
                                   Secretary/Treasurer, Principal
                                   Accounting and Finance Officer