Form 10QSB
period 1996-09-30
SOURCE CAPITAL CORP
filed 1996-10-30
CIK 746776

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  Form 10-QSB

     (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period             to
                               -----------    -----------

     Commission file number         0-12199

                           SOURCE CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

               Washington                         91-0853890
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)


               1825 N. Hutchinson Road, Spokane, Washington  99212
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

     As of September 30, 1996, there were 1,422,144 shares of the Registrant's common stock outstanding.

                           SOURCE CAPITAL CORPORATION

                                   Form 10-QSB
                    For the Quarter Ended September 30, 1996
                                   -----------


     INDEX

     Part I - Financial Information

       Item 1 - Financial Statements:

         - Balance Sheets -September 30, 1996 and
           December 31, 1995

         - Statements of Income and Retained Earnings -
           Three and Nine Months Ended September 30,
           1996 and 1995

         - Statements of Cash Flows - Nine Months
           Ended September 30, 1996 and 1995

         - Notes to Financial Statements

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations

     PART II - Other Information

                         PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

                           SOURCE CAPITAL CORPORATION
                           BALANCE SHEETS (Unaudited)
                                  ------------

                                                September 30,  December 31,
                                                    1996           1995
                                                ------------   ------------

                 ASSETS

     Loans receivable, net                      $19,570,489    $11,861,603
     Accrued interest receivable                    238,011        127,206
     Cash and cash equivalents                      159,396        393,374
     Deferred compensation trust                    813,553        743,262
     Investment securities                          761,279        572,985
     Other real estate owned                      4,871,699      4,949,442
     Other assets                                   207,509        121,780
     Deferred income taxes                        1,635,475      1,725,300
                                                -----------    -----------
         Total assets                           $28,257,411    $20,494,952
                                                ===========    ===========

             LIABILITIES

     Note payable to bank                       $15,225,000    $ 7,900,000
     Accounts payable and accrued
       expenses                                     343,477        152,917
     Deferred compensation payable                  813,553        743,260
                                                -----------    -----------
         Total liabilities                       16,382,030      8,796,177
                                                -----------    -----------

            STOCKHOLDERS' EQUITY

     Common stock, no  stated par value
       Authorized 10,000,000 shares;
         issued and outstanding,
         1,422,144 and 1,423,079 shares           7,451,276      7,459,528
       Additional paid in capital                 2,049,047      2,049,047
       Unrealized gain (loss) on investment
         securities                                 (21,810)        12,396
       Retained earnings                          2,396,868      2,177,804
                                                -----------    -----------
         Total stockholders' equity              11,875,381     11,698,775
                                                -----------    -----------
         Total liabilities and stockholders'
           equity                               $28,257,411    $20,494,952
                                                ===========    ===========

     The accompanying notes are an integral part of the financial statements.

     SOURCE CAPITAL CORPORATION

     STATEMENTS OF INCOME AND RETAINED EARNINGS
     For the Three and Nine Months Ended September 30, 1996 and 1995
     (Unaudited)
     -----------

                                         Three Months Ended         Nine Months Ended
                                            September 30,             September 30,
                                       -----------------------   -----------------------
                                          1996         1995         1996         1995
                                       ----------   ----------   ----------   ----------

      Revenues:
        Interest and rent income       $  887,934   $  822,429   $2,367,606   $2,159,169
        Interest expense                 (290,937)    (283,791)    (700,440)     785,979
                                       ----------   ----------   ----------   ----------
            Net interest and rent         596,997      538,638    1,667,166    1,373,190

      Non-interest income:
       Gain on sales of investments,
         loans and real eestate                 0       23,466       29,502       66,500
                                       ----------   ----------   ----------   ----------
      Non-interest expenses:
        Employee compensation and
          benefits                        207,703      159,671      631,177      441,029
        Other operating expenses          129,344      100,766      410,470      335,343
                                       ----------   ----------   ----------   ----------
            Total expenses                337,047      260,437    1,041,647      776,372
                                       ----------   ----------   ----------   ----------

      Income before income taxes          259,950      301,667      655,021      663,318
      Income tax provision:
        Current                           (57,275)     (87,500)    (132,675)    (168,500)
        Deferred and other                (31,225)     (18,500)     (89,825)     (63,500)
                                       ----------   ----------   ----------   ----------
            Total income tax provision    (88,500)    (106,000)    (222,500)    (232,000)
                                       ----------   ----------   ----------   ----------
      Net income                          171,450      195,667      432,521      431,318
      Retained earnings, beginning of
       period                           2,225,418    1,769,710    2,177,804    1,534,059
      Dividends paid                                               (213,457)
                                       ----------   ----------   ----------   ----------
      Retained earnings, end of
        period                         $2,396,868   $1,965,377   $2,396,868   $1,965,377
                                       ==========   ==========   ==========   ==========
      Net income per common share      $      .12   $      .14   $      .30   $      .30
                                       ==========   ==========   ==========   ==========
      Weighted average number of
       common shares and commons
       share equivalents outstanding    1,434,632    1,448,339    1,435,135    1,461,691
                                       ==========   ==========   ==========   ==========
      Cash dividends per share               None         None   $      .03         None
                                       ==========   ==========   ==========   ==========



     The accompanying notes are an integral part of the financial statements.

                           SOURCE CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                For the Nine Months Ended September 1996 and 1995
                                   (Unaudited)
                                    ---------


                                                    1996          1995
                                                 -----------   ----------

     Cash flows from operating activities:
       Net income                                $   432,521   $   431,319
     Adjustments to reconcile net income
       to net cash provided (used) by
       operating activities:
         Depreciation                                 15,742         8,079
         Provision for loan losses                    45,000
         Income taxes (net effect of
           SOP 90-7)                                  89,825        63,500
         Gain on sale of investment
           securities                                (16,745)       (9,961)
         Gain on sale of real estate,
           furniture & equipment                     (12,756)      (56,539)
         Compensation associated with
           stock options                                            18,300
         Change in:
           Accrued interest receivable              (110,805)      (76,026)
           Other assets
     (59,926)                                         36,315
           Deferred compensation trust               (70,291)      (87,887)
           Accounts payable and accrued expenses     190,562        20,906
           Deferred compensation payable              70,291        87,887
                                                 -----------   -----------
             Net cash provided by operating
               activities                            573,418       435,893
                                                 -----------   -----------
     Cash flows from investing activities:
       Purchases of investment securities           (299,877)      (48,752)
       Sale of investments securities                 94,122       186,237
       Loan origination s                        (14,923,424)   (8,569,631)
       Loan repayments                             6,875,693     5,788,845
       Capitalization of costs related to
         other real estate owned                     (84,094)     (260,561)
       Proceeds from sale of other real
         estate                                      462,844       917,595
       Purchase of office equipment and
         vehicle                                     (88,848)      (82,984)
       Sale of office equipment                       52,897         2,865
                                                 -----------   -----------
             Net cash used by investing
               activities                         (7,910,687)   (2,066,386)
                                                 -----------   -----------

                           SOURCE CAPITAL CORPORATION

                For the Nine Months Ended September 1996 and 1995
                                   (Unaudited)
                                    ---------


                                                    1996          1995
                                                 -----------   ----------

     Cash flows from financing activities:
       Proceeds from line of credit              $12,595,500   $13,259,489
       Payments of line of credit                 (5,270,500)  (10,934,489)
       Payments of mortgage contracts
         payable                                                   (92,203)
       Payments for redemption of common
         stock                                        (8,252)     (469,078)
       Cash dividends paid                          (213,457)
                                                 -----------   -----------
             Net cash provided by financing
               activities                          7,103,291     1,763,719
                                                 -----------   -----------
     Net increase (decrease) in cash and
       cash equivalents                             (233,978)      133,226
     Cash and cash equivalents, beginning
       of period                                     393,374        69,434
                                                 -----------   -----------
     Cash and cash equivalents, end of
       period                                    $   159,396   $   202,660
                                                 ===========   ===========

     Supplemental disclosure of cash flow
       information:
         Cash paid during the period for
           interest                              $   700,440   $   785,979
         Cash paid during the period for
           income taxes                              115,760       367,658
         Non-cash financing and investing
           transactions:
             Loans converted to real estate
               owned                                (293,845)   (3,213,546)


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

     NOTE 2.

     The Company's provision for federal income taxes for the nine months ended September 30, 1996 and 1995, is calculated using the statutory corporate income tax rate of 34%. The actual income tax liability to the Company for the year ending December 31, 1996, is estimated to be significantly less than the statutory corporate tax rate, after considering the Company's net operating loss carryovers. Notwithstanding the foregoing statement the Company's actual tax liability paid for the year ended December 31, 1995 resulted in an effective tax rate of approximately 16%.

     SOURCE CAPITAL CORPORATION
     PART I - FINANCIAL INFORMATION


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Nine Months Ended September 30, 1996 Compared to Nine Months ended September 30, 1995

     For the nine months ended September 30, 1996, the Company reported a net income of $432,521 or $.30 per share. This compares to a net income of $431,318 or $.30 per share, for the comparable period in 1995. Net interest and rent margin (interest and rent income less interest expense) increased by approximately $294,000 as compared to the nine months ended September 30, 1995. Interest and rent income of approximately $2,368,000 and $2,159,000 in the nine months ended September 30, 1996 and 1995 represents an approximate average interest yield of 16.7% and 16.9%, respectively, on the company's earning assets.

     Total operating expenses increased approximately 34% over the first nine months of 1995 primarily from a 43% increase in salaries and benefits due to the addition of four employees. Additionally occupancy expense increased by approximately $51,000 over the prior year due to the Company s being located in its new office space in Spokane and Seattle, Washington for a full nine month period in 1996. Other increases in 1996 compared to 1995 were primarily related to shareholder matters related to the reverse stock split and other proxy items at the stockholders meeting held in May 1996 and a $45,000 provision for loan losses in 1996 compared to no provision in 1995.


     The Company s average earning asset portfolio increased slightly from approximately $18.3 million in 1995 to approximately $18.9 million for the nine months ended September 30, 1996 with most of the growth coming in the third quarter of 1996. Loan production improved from $8.6 million in the first nine months of 1995 to $14.9 million in the first nine months of 1996. At September 30, 1996 the Company had approximately $1.1 million of non-performing loans in its portfolio. These loans are well collateralized and management does not expect to incur material losses on these loans. The Company s reserve for loan losses of approximately $139,000 is considered adequate in relation to the current loan portfolio.

     The recorded provision for income taxes of approximately $222,500 and $232,000 for the nine months ended September 30, 1996 and 1995 is based on the statutory income tax rate of 34%. The company expects to pay significantly less than the estimated tax provision for the year ended December 31, 1996, due to the utilization of net operating loss carryovers. The Company s effective tax rate for taxes paid in 1995 was approximately 16%.

     Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

     For the three months ended September 30, 1996, the Company reported a net income of $171,450 or $.12 per share. This compares to a net income of $195,667 or $.14 per share, for the comparable period in 1995. Net interest and rent margin (interest and rent income less interest expense) increased by approximately $58,000 as compared to the three months ended September 30, 1995. Interest and rent income of approximately $888,000 and $822,000 in 1996 and 1995 respectively, represents an approximate interest yield of 16.5% and 17% respectively on the Company's average loan and investment portfolio. The decrease in yield on the Company s investment and loan portfolio was primarily the result of early repayment of several loans in the second quarter of 1996, which carried higher interest rates, being replaced with new loans recorded in the third quarter of 1996, at lower rates.

     Non-interest operating expenses increased approximately $77,000 for the three months ended September 30, 1996 as compared to the second quarter of 1995 primarily due to an increase of approximately $48,000 in salaries and benefits related to the additional of three employees in the third quarter of 1996 as compared to the third quarter of 1995 and a $15,000 provision for loan losses in the third quarter of 1996 as compared to no provision in 1995.

     Financial Condition and Liquidity
     ---------------------------------
     At September 30, 1996, the Company had approximately $159,000 of cash and cash equivalents and $761,000 of investment securities. Cash and cash equivalents decreased by approximately $234,000 since December 31, 1995. The Company's primary sources of cash during the first nine months of 1996 were approximately $12,595,000 from short term borrowings, $6,876,000 from loan repayments, $573,000 from operations and $463,000 from sales of real estate. The primary uses of cash during the first nine months of 1996 were approximately $14,923,000 of loan origination s, $5,270,000 of repayment on short term borrowings, $300,000 purchase of investment securities and $213,000 payment of dividends. The Company owns a shopping center in La Puente, California which is listed for sale. The Company is currently receiving approximately $47,000 monthly, in rent income.

     The Company's $20,000,000 line of credit, which matures annually, was renewed on May 1, 1996 and matures April 30, 1997. At September 30, 1996, the Company had $15,225,000 outstanding under the line of credit.

     Effect of Inflation and Changing Prices

     Interest rates on the Company's loan portfolio are subject to inflation as inflationary pressures affect prime interest rate. At September 30, 1996, interest rates on approximately 96% of the Company's loan portfolio vary based upon the prime rate.

     SOURCE CAPITAL CORPORATION
     PART II - OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

              None

          (b) Reports on Form 8-K

              None

              Items 1,2,3,4 and 5 of Part II are omitted from this report as inapplicable.



          (The balance of this page has been intentionally left blank.)

                           SOURCE CAPITAL CORPORATION

     SIGNATURES
     ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SOURCE CAPITAL CORPORATION

     (Registrant)



     Date: October 29, 1996        By:  /s/ D. Michael Jones
                                        ----------------------------------
                                        D. Michael Jones
                                        President and Chief Executive
                                          Officer




     Date: October 29, 1996        By:  /s/ Lester L. Clark
                                        ----------------------------------
                                        Lester L. Clark
                                        Vice President-Secretary/Treasurer,
                                          Principal accounting and finance
                                          officer