Form 10KSB
period 1996-12-31
SOURCE CAPITAL CORP
filed 1997-03-25
CIK 746776

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-KSB


     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

          For the fiscal year ended December 31, 1996
                                    -----------------

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from _______ to______

          Commission file number:  0-12199
                                   -------

                           SOURCE CAPITAL CORPORATION
                           --------------------------
                 (Name of small business issuer in its charter)

                   Washington                                91-0853890
     ----------------------------------------           -------------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                 Identification No.)

             1825 N. Hutchinson Road
               Spokane, Washington                             99212
     ----------------------------------------           -------------------
     (Address of principal executive offices)                (Zip Code)

     Issuer's telephone number, including area code            509 928-0908

     Securities registered under Section 12(b) of the Exchange Act:

        Title of each class       Name of each exchange on which registered

               NONE                             NASDAQ SMALL CAP

     Securities registered under Section 12(g) of the Act:

                        Common stock, no stated par value
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
     past 90 days. Yes  [X]   No  [ ]

     Check if there is no disclosure of delinquent filers in response to
     Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year $3,998,456.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, on the average bid and asked prices of such stock, as of a specified date within the past 60 days. $9,375,818 as of February 03, 1997.

     Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value - 1,379,220 as of February 03, 1997.

     Documents Incorporated By Reference.

     Proxy statement dated March 14, 1997 for the annual meeting of shareholders to be held on April 30, 1996 is incorporated by reference in Part III.

     Transitional Small Business Disclosure Format (check one):

     Yes     No  X
        ---     ---

     The number of pages in this document is 25.

                                     PART I

     Item 1.  Description of Business.
     --------------------------------

     GENERAL
     -------
     The discussions contain some forward-looking statements. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be," or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

     BACKGROUND AND INTRODUCTION
     ---------------------------
     Source Capital Corporation (the "Company"), was incorporated in Washington in October 1969. The Company is engaged in lending activities, primarily making direct loans to individuals and corporations. Generally, the loans are collateralized, or partially collateralized, by real estate or personal property.

     OPERATIONS - LENDING ACTIVITIES
     -------------------------------
     The Company presently serves the financial needs of individuals and entities in the market between consumer finance companies and commercial banks. The Company competes with many financing companies and commercial lending institutions which have considerably more funds available for lending. The Company's operations have not been significantly affected by this competition thus far due to its market niche. The Company, in the last five years has focused its lending activities in the areas of commercial business lending. The majority of loans made by the Company are primarily collateralized by first mortgages on real estate.

     Loans originated during 1996 and 1995, together with their terms and range of interest rates are as follows:

                                Amount        Term         Interest Rates
                                -----------   ----------   --------------
     1996
     ----
     Commercial                 $25,529,608   1-10 years     9.96-16.25%

     1995
     ----
     Commercial                 $10,636,783   1-10 years     7.13-16.50%

     Generally, the Company charges loan origination fees in connection with its commercial lending activities which increase the effective yields recognized on the loans. In some instances the Company purchases contracts which may carry below market rates of interest; however, the Company discounts the purchase price of these contracts so that the yield on the discounted contract will approximate the rates received on its originated loans. Lending decisions are made by an officers' loan committee. Loans exceeding $2,500,000 also require approval by the Board of Directors loan committee. The Company originates commercial loans that are collateralized primarily by real property. The primary factors In making lending decisions are the amount of the loan in comparison to the value of the collateral, the borrower's financial condition and the capacity to repay the loan. The Company attempts to minimize lending risk by limiting total amounts loaned to any one borrower. Additionally, the Company monitors and restricts the credit exposure to any specific industry and concentration of loans in any specific geographical area.

     For additional information concerning loans, see Note 2 of Financial Statements for the two years ended December 31, 1996 and 1995 (the "Financial Statements").

     DELINQUENT LOANS AND REAL ESTATE OWNED
     --------------------------------------
     To measure the quality of assets, the need for asset write downs to the lower of cost or net realizable value and the adequacy of the reserve for possible loan losses, the Company reviews the performance of each loan, the valuation of all collateral (principally real estate), the payment history of the borrower, current economic conditions of the geographical area in which the loan was made and market analysis of the type of the loan collateral. This information is obtained primarily through on-site inspections, market analyses, new appraisals, financial performance of the borrower and purchase offers. A specific allowance for credit losses is established for any non-performing loans where the underlying collateral value (less costs of disposal) is below the recorded loan value. Upon repossession real estate owned is recorded at the lower of the cost or fair value and is reviewed at least monthly thereafter until disposition of the property.

     At December 31, 1996 and 1995, the allowance for credit losses was approximately $176,000 and $87,000, respectively, which in the opinion of management was adequate.

     Delinquent and problem loans are a part of any lending business. If a borrower fails to make a required payment when due, the Company institutes collection procedures including the mailing of past due notices, follow-up phone calls and/or personal contact. In many cases, deficiencies are cured promptly. If the loan remains delinquent, the Company generally initiates repossession or foreclosure proceedings.

     Loans are considered delinquent when they are 30 days past due. The following table sets forth the principal balances of delinquent loans in the Company's loan portfolio at December 31, 1996 and 1995

                                        Principal       % of Total
                 1996                   Balance         Amount
                 ----                   -----------     ----------
              Commercial                $ 1,270,503        4.8%
                                        ===========        ===
                 1995
                 ----
              Commercial                $   523,268        4.4%
                                        ===========        ===

     Of the total past due loans at December 31, 1996, $855,756 exceeded 90 days past due. For additional information concerning delinquencies and real estate owned see Notes 2 and 5 of the Financial Statements.

     OPERATIONS - REAL ESTATE OWNED
     ------------------------------
     In May 1995 the Company acquired a retail shopping center located in La Puente, California through foreclosure. At December 31, 1995 net cash flows (net rent less interest carrying costs) received by the Company since the date of foreclosure were approximately $200,000. Cash flows received in 1996 were approximately $275,000. In late December 1996 the Company sold the shopping center. For additional information see Notes 2 and 5 of the Financial Statements.

     OPERATIONS - INVESTING ACTIVITIES
     ---------------------------------
     A covenant of the Company's line of credit requires the Company to maintain $500,000 in liquid assets. To comply with this requirement, the Company invests in short and intermediate term U.S. government securities and corporate debt securities. All excess cash is applied to reduce the Company's credit line.

     For additional information concerning investing activities, see Note 4 of the Financial Statements.

     OPERATIONS - SOURCES OF FUNDS
     -----------------------------
     The Company's funding for new loans is provided from repayments of current loans plus interest, and from a $20,000,000 line of credit from a bank which expires on April 30, 1997. Borrowings under the line of credit agreement bear interest at .375% over the bank's prime rate (8.625% at December 31, 1996). At December 31, 1996, there was $14,000,000 outstanding under the line of credit agreement. Any borrowings under the line of credit are collateralized by loans receivable. The agreement contains certain restrictive covenants including maximum percentages of loan categories allocated to land loans, second mortgages, terms exceeding 24 months and maintenance of minimum levels of cash or marketable securities and tangible net worth of at least $10,000,000. The line is annually renewable and the Company expects the line will be renewed on its expiration date.

     OPERATIONS - EMPLOYEES
     ----------------------
     At December 31, 1996, the Company employed ten people, none of which were represented by a collective bargaining unit. The Company believes relations with its employees are good.


     Item 2.  Description of Properties.
     ----------------------------------
     Since June 15, 1995, the Company's headquarters has been located in leased offices at 1825 N. Hutchinson Rd., Spokane, Washington 99212. The lease expires in May 2001. For more information concerning this lease see Note 8 of the Financial Statements. The Company also occupies leased office space at 200 First Ave. West, Suite 403, in Seattle, Washington, and effective January 1, 1997 the Company opened its third office in leased office space at 614 S. W. Eleventh Ave. Suite D. Gallery Level Portland, Oregon.

     Additionally, the Company has properties obtained through foreclosure which are held for sale in the normal course of business. See Note 5 of the Financial Statements.


     Item 3.  Legal Proceedings.
     --------------------------
     The Company is from time to time a party to various legal actions occurring in the normal course of business. Management believes that there are no threatened or pending proceedings against the Company that, if determined adversely, would have a material effect on the business or financial position, results of operations or cash flows of the Company.


     Item 4.  Submission of Matters to a Vote of Security Holders.
     ------------------------------------------------------------
     No matters were submitted to a vote of shareholders of the Company's common stock during the fourth quarter of 1996.

                                     PART II

     Item 5.  Market for Common Equity and Related Stockholder Matters.
     -----------------------------------------------------------------
     Since 1991, the Company's common stock has traded on the over-the-counter market. In July 1996 the Company applied for and was accepted for listing on the "NASDAQ SMALLCAP Market tier of the NASDAQ Stock market". At the annual meeting of stockholders held on May 9, 1996, and pursuant to the vote of the shareholders, a resolution was adopted to effect a one for five reverse split of the Company's Class A common stock whereby one new Common share would be issued in exchange for five Class A Common shares. Effective on May 31,1996 at 5:00 P.M. P.D.T. the number of outstanding shares of common stock was reduced from 7,115,244 to 1,422,144. The new shares of Source Capital Corporation are designated as "Source Capital Corporation Common Stock" having no stated par value.

     As of February 3, 1997, there were approximately 1,000 holders of record of the Company's common stock. Market prices for the first half of 1996 and all of 1995 were obtained from NASDAQ's "Electronic Bulletin Board" and prices for the last half of 1996 were obtained directly from NASDAQ and reflect actual prices paid. The prices reported in the over-the-counter market reflect inter-dealer prices, without regard to retail markups, markdowns or commissions, and do not necessarily represent actual transactions. The high and low prices have been restated to reflect the one for five reverse split and are scheduled as follows:

                                                          Common
                                                          ---------------
     1996 Quarter Ended                                   High     Low
     ------------------                                   ------   ------
     March 31,                                            $ 9.40   $ 6.15
     June 30,                                               9.55     8.80
     September 30,                                         10.00     7.75
     December 31,                                           8.50     7.25

     1995 Quarter Ended
     ------------------
     March 31,                                            $ 8.75   $ 5.65
     June 30,                                               6.75     4.75
     September 30,                                          7.50     4.75
     December 31,                                           6.05     5.00

     On February 03, 1997 the Bid was $7.25 and the ask was $8.50.
     There were no cash dividends declared or paid in 1995. On April 19, 1996 the Company paid a cash dividend of $.15 per share to holders of record on March 15, 1996. On January 15, 1997 the Board of directors declared a cash dividend of $.18 per share payable on February 28, 1997 to holders of record on January 31, 1997.

     Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.
     --------------------------------------------------------------------

     Results of Operations - 1996 Compared to 1995
     ---------------------------------------------
     The Company reported net income of approximately $847,000 or $.59 per share for the year ended December 31, 1996 compared to net income of approximately $644,000 or $.44 per share for the year ended December 31, 1995.

     The increase of $203,000 in 1996 net income compared to 1995 net income is primarily due to an increase in net gains on investments and real estate of approximately $491,000 and a $447,000 increase in net interest and rent margin. The increase in gains on investments and real estate is due primarily to the net gain realized on the sale of a retail shopping center which was acquired through foreclosure in 1995. The increase in interest and rent margin was the result of an increase in interest and fees of approximately $264,000 and an increase in rent of approximately $193,000 which were partially offset by an increase in interest expense of approximately $32,000.

     The increase in interest and fee income was due to the Company's ability to grow its average earning asset portfolio by approximately $2.3 million, to $20.6 million in 1996. The primary growth in the Company's earning assets took place in the last half of 1996, thereby keeping the average lower than would be expected considering the increase in the Company's assets from $20.5 million at the end of 1995 to $30.9 million at December 31, 1996.

     Non-interest operating expenses increased by approximately $536,000 in 1996 as compared to 1995. Salaries and benefits increased by approximately $336,000 primarily due to the hiring of three additional personnel, one of which is the Company's new Chief Executive Officer, and an increase in profit sharing due to the increased profit of the Company. Other operating expenses increased by approximately $200,000 primarily due to approximately $64,000 in taxes paid to the State of California on the sale of its shopping center, approximately $65,000 increase in occupancy expense related to the Company's move to new quarters in Spokane and a full years occupancy in the Company's western Washington office and approximately $64,000 in acquisition expenses related to the Company's search for an acquisition candidate. The majority of the acquisition expenses related to a target bank which the Company had been negotiating to purchase. Discussions were terminated when a competitive offer exceeded the amount management considered prudent. Management however, intends to continue its search for an acquisition candidate which fits the Company's long-term growth objectives.

     Net interest margin on earning assets increased from 10.4% in 1995 to 11.5% in 1996 in spite of lower average contractual interest rates, due to increased competition from the banking industry. This apparent anomaly is due to the relatively high loan turnover resulting from the relative short maturity of the Company's loan portfolio and early repayments by borrowers, which has the effect of accelerating the recognition of income from deferred loan fees.

     The income tax provision increased from approximately $333,000 in 1995 to approximately $437,000 in 1996. Although the Company has significant net operating loss carryforwards available to reduce income taxes payable, the utilization of these net operating losses are limited each year due to the change in ownership of the Company upon its reorganization in 1991. Although, for financial statement purposes, the Company reported approximately $437,000 in income tax expense for 1996 (in accordance with FASB Statement 109 "Accounting for Income Taxes"), for income tax purposes, the actual tax liability for 1996 was approximately $398,000. As discussed in Note 7 to the Financial Statements, during 1995, the Company reduced the valuation allowance for deferred tax assets to approximately $12,000 as Company management determined that it is more likely than not that the Company will realize the benefit of nearly all of the deferred tax assets in the future. The deferred tax assets result primarily from pre-reorganization net operating loss carryforwards. The benefits of utilization of pre-reorganization net operating loss carryforwards are recorded as an addition to paid-in-capital and are not reflected in the statements of income.

     Financial Condition and Liquidity
     ---------------------------------
     At December 31, 1996, the Company had approximately $22,000 of cash and cash equivalents and $740,000 of marketable securities. The Company's primary sources of cash during 1996 were approximately $18,171,000 from short-term borrowings, $10,943,000 of principal repayments on outstanding loans, $3,220,000 long-term borrowings, $1,248,000 from the sale of real estate and $461,000 from operations. In 1996, the primary uses of cash were approximately $21,730,000 of loan originations, $12,071,000 repayment of short-term borrowings, $300,000 purchase of marketable securities, and $213,000 payment of dividends.

     The Company has a $20,000,000 revolving line of credit with a financial institution which expires on April 30, 1997. The Company anticipates that the line will be renewed for another year at that time. Management believes that the line of credit coupled with the cash and short-term investments held at December 31, 1996, normal loan repayments and the sale of part or all of the real estate owned will provide sufficient cash to fund operating needs during 1997. However, the Company may seek additional funds dependent on the direct lending demand and other projects the Company may endeavor to undertake during the year.

     During 1996, the Company moved its western Washington office from Renton to Seattle to better serve the market. On the first of January 1997, the Company opened an office in Portland, Oregon expanding its coverage in the pacific northwest. Management is exploring other areas of the western U. S. that will assist the Company in reaching its long-term growth potential.

     Effects of Inflation and Changes in Interest Rates.
     --------------------------------------------------
     Interest rates earned on the Company's loan portfolio are subject to change as inflationary pressures, and other factors, affect prime interest rates. At December 31, 1996, interest rates being charged on approximately 90% of the Company's loan portfolio were based upon the prime interest rate. The remaining loans have fixed interest rates. The Company's line of credit agreement provides for variable interest based upon the prime rate.

     Management believes that any negative effects of an increase in the prime interest rate would be largely offset by the Company's relatively short term loan portfolio, balloon payments and the large percentage of variable rate loans.


     Item 7.  Financial Statements.
     -----------------------------
     Information required by item 7 is incorporated herein by reference to the financial statements filed as a part of this report. (see index to financial statements at page 8 hereof.)


     Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     --------------------------------------------------------------------
     None.


                                    PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of The Exchange Act.
     ---------------------------------------------------------------------
     Included in the proxy statement dated March 17, 1997 and incorporated herein by reference.


     Item 10.  Executive Compensation.
     --------------------------------
     Included in the proxy statement dated March 17, 1997 and incorporated herein by reference.

     Item 11.  Security Ownership of Certain Beneficial Owners and
     Management.
     -------------------------------------------------------------
     Included in the proxy statement dated March 17, 1997 and incorporated herein by reference.


     Item 12.  Certain Relationships and Related Transactions.
     --------------------------------------------------------
     Included in the proxy statement dated March 17, 1997 and incorporated herein by reference.

     Item 13.  Exhibits and Reports on Form 8-K.
     ------------------------------------------

                                                                   Exhibit
          (A)  Exhibits                                            No.
               --------------------------------------------------- -------
               Articles of Incorporation of Source Capital
               Corporation, incorporated by reference to
               Exhibit A to Form 8-K dated February 7, 1994.       3.1

               Articles of Amendment to the restated Articles
               of Incorporation of Source Capital Corporation,
               incorporated by reverence to Exhibit C to
               Form 8-K dated May 16, 1996.                        3.2

               Bylaws of Source Capital Corporation, incorporated
               by reference to Exhibit A to Form 8-K dated
               February 7, 1994.                                   3.3

               Executive Compensation Plans Arrangements and
               Other Management Contracts:

                 Employment Contract of Alvin J. Wolff, Jr.
                 effective January 1, 1995, incorporated by
                 reference to Exhibit A to Form 8-K dated
                 January 4, 1995.                                  10.1

                 Employment Agreement with D. Michael Jones
                 dated January 18, 1996.                           10.2

               Statement re: Computation of earnings per share.
               The computation of earnings per share can be
               determined from the Financial Statements filed
               as a part of this report.  Exhibit 11 is
               therefore omitted.                                  11

          (b)  Report on Form 8-K
               No Reports on Form 8-K were filed during the last quarter of 1996.

     SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SOURCE CAPITAL CORPORATION
                                  (Registrant)

     Date: March 14, 1997         By:  /s/D. Michael Jones
                                       -----------------------------------
                                       D. Michael Jones, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date: March 14, 1997         By:  /s/ D. Michael Jones
                                       -----------------------------------
                                       D. Michael Jones, President
                                       (Principal executive Officer)
                                       Director

     Date: March 14, 1997         By:  /s/ Lester L. Clark
                                       -----------------------------------
                                       Lester L. Clark, Vice President,
                                       Treasurer and Secretary (Principal
                                       Accounting and Financial Officer)

     Date: March 14, 1997         By:  /s/ Alvin J. Wolff, Jr.
                                       -----------------------------------
                                       Alvin J. Wolff, Jr., Director,
                                       Chairman of the Board

     Date: March 14, 1997         By:  /s/ Clarence H. Barnes
                                       -----------------------------------
                                       Clarence H. Barnes, Director

     Date: March 14, 1997         By:  /s/ Robert E. Lee
                                       -----------------------------------
                                       Robert E. Lee, Director

     Date: March 14, 1997         By:  /s/ Maynard Cary
                                       -----------------------------------
                                       Maynard Cary, Director

     Date: March 14, 1997         By:  /s/ Charles G. Stocker
                                       -----------------------------------
                                       Charles G. Stocker, Director

     Date: March 14, 1997         By:  /s/ John A. Frucci
                                       -----------------------------------
                                       John A. Frucci, Director

     Date: March 14, 1997         By:  /s/ William H. Roberts
                                       -----------------------------------
                                       William H. Roberts, Director

                                  INDEX TO FINANCIAL STATEMENTS

       Report of Independent Accountants

       Balance Sheets

       Statements of Income

       Statement of Changes in Stockholders' Equity

       Statements of Cash Flows

       Notes to Financial Statements

     REPORT OF INDEPENDENT ACCOUNTANTS


     The Board of Directors and Shareholders
     Source Capital Corporation
     Spokane, Washington


     We have audited the accompanying balance sheets of Source Capital Corporation as of December 31, 1996 and 1995 and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Source Capital Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                    COOPERS & LYBRAND L.L.P.


     Spokane, Washington
     January 24, 1997

     SOURCE CAPITAL CORPORATION
     BALANCE SHEETS
     December 31, 1996 and 1995


                                                 1996          1995
                                                 -----------   -----------
                   ASSETS

     Loans receivable, net                       $26,059,031   $11,861,603
     Accrued interest receivable                     295,047       127,206
     Cash and cash equivalents                        21,506       393,374
     Deferred compensation trust                     840,881       743,262
     Marketable securities                           740,004       572,985
     Real estate owned                               916,196     4,949,442
     Other assets                                    360,839       121,780
     Deferred income taxes                         1,685,535     1,725,300
                                                 -----------   -----------
         Total assets                            $30,919,039   $20,494,952
                                                 ===========   ===========
                 LIABILITIES

     Note payable to bank                        $14,000,000   $ 7,900,000
     Long-term debt                                3,214,824
     Accounts payable and accrued expenses           550,638       152,915
     Deferred compensation payable                   840,881       743,262
                                                 -----------   -----------
         Total liabilities                        18,606,343     8,796,177
                                                 -----------   -----------
     Commitments (Notes 2, 8 and 11)

             STOCKHOLDERS' EQUITY

     Preferred stock, no par value, 10,000,000
       shares authorized, none outstanding
     Common stock, no par value, authorized
       10,000,000 shares; issued and out-
       standing, 1,417,220 and 1,423,079 shares    7,462,827     7,459,528
     Additional paid-in capital                    2,049,047     2,049,047
     Unrealized gain (loss) on investment
       securities                                    (10,480)       12,396
     Retained earnings                             2,811,302     2,177,804
                                                 -----------   -----------
         Total stockholders' equity               12,312,696    11,698,775
                                                 -----------   -----------
         Total liabilities and stockholders'
           equity                                $30,919,039   $20,494,952
                                                 ===========   ===========

     The accompanying notes are an integral part of the financial statements.

     SOURCE CAPITAL CORPORATION
     STATEMENTS OF INCOME
     For the Years Ended December 31, 1996 and 1995



                                                 1996          1995
                                                 -----------   -----------
     Revenues:
        Interest and net rent income             $ 3,427,879   $ 2,948,814
        Interest expense                          (1,069,372)   (1,037,624)
                                                 -----------   -----------
         Net interest and rent                     2,358,507    1,911,190

     Non-interest income and provision for
       loan losses:
         Gains on investments and real
           estate (net)                               70,577        79,418
       Provision for loan losses                     (95,000)
                                                 -----------   -----------
     Income before non-interest expense            2,834,084     1,990,608
                                                 -----------   -----------
     Non-interest expense:
       Employee compensation and benefits            920,850       585,003
       Other operating expenses                      629,279       429,101
                                                 -----------   -----------
             Total non-interest expenses           1,550,129     1,014,104
                                                 -----------   -----------
     Income before income taxes                    1,283,955       976,504
                                                 -----------   -----------
     Income tax provision:
       Current                                      (397,235)     (156,274)
       Deferred                                      (39,765)     (176,485)
                                                 -----------   -----------
             Total income tax provision             (437,000)     (332,759)
                                                 -----------   -----------
     Net income                                  $   846,955   $   643,745
                                                 ===========   ===========
     Net income per common share                 $       .59   $       .44
                                                 ===========   ===========
     Weighted average number of common share
       equivalents outstanding                     1,429,818     1,455,047
                                                 ===========   ===========
     Cash dividends per share                    $       .15      None
                                                 ===========   ===========

     The accompanying notes are an integral part of the financial statements.

     SOURCE CAPITAL CORPORATION
     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     For the Years Ended December 31, 1996 and 1995

                                                                           Net
                                                                           Unrealized
                                    Common Stock              Additional   Gains(Losses)
                                    -----------------------   Paid-in      on Equity       Retained
                                    Shares       Amount       Capital      Securities      Earnings
                                    ----------   ----------   ----------   --------------  ---------
     Balances, December 31,1994     *1,522,034   $8,034,238   $1,759,775     $  (63,604)   $1,534,059
     Redemption and cancellation
       of Class A Common stock         (98,955)    (593,010)
     Compensation expense associ-
       ated with stock options                       18,300
     Income tax benefit from
       utilization of net opera-
       ting loss carryforwards                                   289,272
     Net income                                                                               643,745
     Net change in unrealized gain
       on investment securities                                                  76,000
                                    ----------   ----------   ----------     ----------    ----------
     Balances, December 31, 1995    *1,423,079    7,459,528    2,049,047         12,396     2,177,804
     Cash dividend ($.15 per share)
       paid April 19, 1996                                                                   (213,457)
     Redemption and cancellation
       of outstanding common stock        (934)      (8,252)
     Cancellation of unclaimed
       common stock and capital-
       zation of unclaimed
       distributions                    (4,925)      11,551
     Net income                                                                               846,955
     Net change in unrealized loss
       on investment securities                                                 (22,876)
                                    ----------   ----------   ----------     ----------    ----------
     Balances, December 31,  1996    1,417,220   $7,462,827   $2,049,047     $  (10,480)   $2,811,302
                                    ==========   ==========   ==========     ==========    ==========

     * Share amounts have been restated to reflect a 1 for 5 reverse stock split completed on May 31, 1996.

     The accompanying notes are an integral part of the financial statements.

     SOURCE CAPITAL CORPORATION
     STATEMENTS OF CASH FLOWS
     For the Years Ended December 31, 1996 and 1995


                                                 1996          1995
                                                 -----------   -----------
     Cash flows from operating activities:
       Net income                                $   846,955   $   643,745
       Adjustments to reconcile net income to
         net cash provided by operating
         activities:
           Depreciation                               21,745        14,045
           Provision for loan losses                  95,000
           Impairment loss on real estate owned      120,000
           Deferred income taxes                      39,765       176,485
           (Gain) loss on sale of marketable
             securities                               15,860       (22,229)
           Gain on sale of real estate owned        (700,841)      (53,883)
           Gain on sale of office furniture
             and equipment                            (5,594)       (3,306)
           Compensation expense associated
             with options granted                                   18,300
           Deferred compensation payable              97,619       182,986
           Change in:
             Deferred compensation trust             (97,619)     (182,986)
             Other assets                           (380,776)       49,270
             Accounts payable and accrued
               expenses                              409,274      (271,575)
                                                 -----------   -----------
                 Net cash provided by operating
                   activities                        461,388       550,852
                                                 -----------   -----------
     Cash flows from investing activities:
       Purchases of marketable securities           (299,877)     (125,755)
       Proceeds from sale of marketable
         securities                                   94,122       273,635
       Loan originations                          21,729,608)  (10,636,783)
       Loan repayments                            10,943,335    11,654,472
       Purchase of loans for resale                                   (500)
       Capitalization of costs related to
         real estate owned                          (139,719)     (968,323)
       Proceeds from sale of real estate owned     1,247,651     1,251,931
       Purchase of office furniture and
         equipment                                   (95,172)       86,094)
       Sale of office furniture and equipment         52,897         3,515
                                                 -----------   -----------
                 Net cash provided by (used in)
                   investing activities           (9,926,371)    1,366,098
                                                 -----------   -----------

     SOURCE CAPITAL CORPORATION
     STATEMENTS OF CASH FLOWS (continued)
     For the Years Ended December 31, 1996 and 1995



                                                 1996          1995
                                                 -----------   -----------
     Cash flows from financing activities:
       Proceeds from line of credit borrowings    18,170,500    14,184,489
       Payments on line of credit borrowings     (12,070,500)  (15,184,489)
       Proceeds from long-term debt                3,220,000
       Payments of long-term debt                     (5,176)
       Payments for redemption of capital stock       (8,252)     (593,010)
       Cash dividends paid                          (213,457)
                                                 -----------   -----------
                 Net cash provided by (used in)
                   financing activities            9,093,115    (1,593,010)
                                                 -----------   -----------
     Net increase (decrease) in cash and
       cash equivalents                             (371,868)      323,940
     Cash and cash equivalents, beginning
       of year                                       393,374        69,434
                                                 -----------   -----------
     Cash and cash equivalents, end of year      $    21,506   $   393,374
                                                 ===========   ===========
     Supplemental disclosure of cash flow
       information:
         Interest paid                           $ 1,035,456   $   746,436
         Income taxes paid                           199,309       367,658
       Non-cash financing and investing
         transactions:
           Financing of sales of real estate
             owned                                 3,800,000
           Loans converted to real estate
             owned through repossession             (293,845)   (3,213,546)
           Conversion of accounts payable
             to capital                              (11,551)


     The accompanying notes are an integral part of the financial statements.

     SOURCE CAPITAL CORPORATIONNOTES TO FINANCIAL STATEMENTS


      1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

            Company's Business
            ------------------
            Source Capital Corporation was incorporated in Washington in October, 1969. The Company is engaged in lending activities, primarily making direct loans to individuals and corporations.

            Income Recognition
            ------------------
            Interest income from loans is recognized using the accrual method. Accrual of income is suspended when a loan is contractually delinquent for 150 days or more, unless the value of the underlying collateral exceeds the sum of the loan and accrued interest balances or when collection of the loan and interest is doubtful. The accrual is resumed when the loan becomes contractually current, and past-due interest income is recognized at that time.

            Loan origination fees net of direct loan costs are deferred and amortized to interest income, using the interest method, over the contractual term of the loan.

            Allowance for Credit Losses
            ---------------------------
            The allowance for credit losses is based on a current evaluation of the potential losses in the Company's loan portfolio. Provision for loss is recognized based on the present value of expected future cash flows, discounted at the loans effective rate or the fair value of the collateral.

            Office Furniture and Equipment
            ------------------------------
            Office furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (5-10 years). Major renewals or betterments are capitalized and repairs and maintenance are expensed to operations as incurred. When furniture and equipment is sold or retired, the cost and related accumulated depreciation are removed from the respective accounts, and the resulting gains or losses are reflected in operations.

            Management Estimates
            --------------------
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Cash Equivalents
            ----------------
            The Company considers cash equivalents to consist of short-term, highly liquid investments with maturities of three months or less at the date of purchase. The Company, on occasion, has cash in institutions which may exceed depository insurance limits. The Company places such deposits with high-creditquality institutions and has not experienced any losses.

            Marketable Securities
            ---------------------
            The Company invests principally in corporate and U.S.
            government bonds and minimizes its investment in any one corporate bond or industry. Investments in debt securities are classified as available-for-sale securities for which unrealized gains and losses are recognized as a component of stockholders' equity. Realized gains or losses on the sale of securities are reflected in income based on specific identification.

            Real Estate Owned
            -----------------
            The Company records foreclosed assets as real estate owned which is stated at the lower of (a) the fair value of the asset minus the estimated selling costs, or (b) the cost of the asset. Costs for the development and improvement of the real estate are capitalized during the period in which the real estate property is being readied for its intended use. Pending the sale of certain repossessed properties, the Company incurs certain expenses associated with the properties. These expenses are offset against any rental revenues received on the properties.

            Income Taxes
            ------------
            Deferred tax assets and liabilities are recognized for the future income tax consequences of transactions that have been recognized in a company's financial statements, using enacted tax rates in effect in the years in which the temporary differences between the carrying amount and the tax basis are expected to reverse (see Note 7).

            The Company accounts for the tax benefits associated with the utilization of net operating loss carryforwards, which were generated prior to the Company's reorganization in 1991, as additional paid-in capital. A valuation allowance is established when it is more likely than not that the deferred tax assets will not be realized.

            Net Income Per Share
            --------------------
            Net income per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during the year.

            Reclassifications
            -----------------
            Certain 1995 balances have been reclassified to conform with the 1996 presentation with no effect on retained earnings or net income.


      2.  LOANS RECEIVABLE:

          Loans receivable consist of short-term and long-term loans made to individuals and corporations. Virtually all loans are collateralized by real property. At December 31, 1996, approximately 90% of the loans have interest rates that fluctuate based upon changes in the prime interest rate. Loans receivable, the weighted-average interest rate and effective yield (including amortized loan fees) by type of loan at December 31, 1996 and 1995 consist of the following:

                                                       Weighted Average   Effective Yield
                                                       Contractual        on Average Loans
              1996                       Amount        Interest rate      Outstanding
              ------------------------   -----------   ----------------   ----------------
              Commercial Loans           $26,493,090        12.33%             17.10%
              Real estate loans              169,646        10.36              14.83
                                         -----------
              Gross loans receivable      26,662,736
              Unearned discounts and
                fees                        (427,659)
              Allowance for loan losses     (176,046)
                                         -----------
              Loans receivable, net      $26,059,031
                                         ===========
              1995
              ----
              Commercial Loans           $11,866,364        13.84%             17.30%
              Real estate loans              321,945        10.66              14.02
                                         -----------
              Gross loans receivable      12,188,309
              Unearned discounts and
                fees                        (239,539)
              Allowance for loan losses      (87,167)
                                         -----------
              Loans receivable, net      $11,861,603
                                         ===========

          Included in the 1996 totals above are five commercial loans totaling approximately $856,000 which have been identified as non-performing and are not accruing interest. Interest income of $48,113 was recognized on these loans during the year ended December 31, 1996. Had these loans performed in accordance with their original terms, interest income of $63,982 would have been recognized. There were no non-performing loans in the portfolio at December 31, 1995.

          The following is a summary of the changes in the allowance for loan losses for the years ended December 31, 1996 and 1995:

                                                 1996          1995
                                                 -----------   -----------
            Beginning balance                    $    87,167   $   363,432
              Provision                               95,000
              Write offs, net                         (6,121)     (276,265)
                                                 -----------   -----------
            Ending balance                       $   176,076   $    87,167
                                                 ===========   ===========

          The following table sets forth the final scheduled maturity dates of the principal balances of loans in the portfolio at December 31, 1996:

            Loans Maturing in
            Year Ending
            December 31,           Commercial    Real Estate   Total
            -----------------      -----------   -----------   -----------
                  1997             $14,747,887   $       996   $14,748,883
                  1998               6,359,563        22,854     6,382,417
                  1999                 525,182                     525,182
                  2000                 452,075        12,911       464,986
                  2001                                 5,260         5,260
               Thereafter            4,408,383       127,625     4,536,008
                                   -----------   -----------   -----------
                                   $26,493,090   $   169,646   $26,662,736
                                   ===========   ===========   ===========

          The preceding table includes the total principal amount outstanding in the year of loan maturity. However, most loans require periodic payments (generally monthly) of principal and or interest. The Company applies collection and foreclosure procedures to delinquent and non-performing loans which may significantly affect the actual loan payment schedule. This schedule does not purport to present actual anticipated principal payments on loans receivable.

          The Company has outstanding loans to six borrowers exceeding $1,000,000 individually which aggregate approximately $9,260,000 at December 31, 1996. Included in the aforementioned total is a loan of approximately $3,800,000 which the Company carried back on the sale of its shopping center. The Company believes that the value of the real estate that collateralizes these loans is sufficient to reduce the Company's credit risk on these loans to a reasonable level.

          At December 31, 1996, the Company has outstanding loan commitments aggregating approximately $3,936,000.

      3.  DEFERRED COMPENSATION TRUST:

          At December 31, 1996 and 1995, deferred compensation trust represent assets held in trust under the deferred compensation plan (see Note 6).


      4.  MARKETABLE  SECURITIES:

          The amortized cost and estimated market values of available for sale debt and equity securities at December 31, 1996 and 1995 are as follows:

                                                           Gross        Gross        Estimated
                                              Amortized    Unrealized   Unrealized   Market
                                              Cost         Gains        Losses       Value
                                              ----------   ----------   ----------   ---------
              1996:
              -----
              Corporate debt securities       $  550,484   $   26,718   $   37,198   $  540,004
              Equity securities                  200,000                                200,000
                                              ----------   ----------   ----------   ----------
                                              $  750,484   $   26,718   $   37,198   $  740,004
                                              ==========   ==========   ==========   ==========
              1995:
              -----
              Corporate debt securities       $  560,589   $   40,927   $   28,531   $  572,985
                                              ==========   ==========   ==========   ==========

          The amortized cost and estimated market value of debt securities at December 31, 1996 by contractual maturity, are shown below.

                                                                                     Estimated
                                                                        Amortized    Market
                                                                        Cost         Value
                                                                        ---------    ---------
              Due after one year through five years                     $   48,752   $   55,125
              Due after five years through ten years                       501,732      484,879
                                                                        ----------   ----------
                                                                        $  550,484   $  540,004
                                                                        ==========   ==========

      5.  REAL ESTATE OWNED:

          Real estate owned consists primarily of real estate obtained upon loan foreclosures and development property as follows:

                                                   1996         1995
                                                   ----------   ----------
            Retail shopping center                              $3,817,057
            Undeveloped real estate                                605,764
            Subdivision under sales contract       $  511,212      304,193
            Partially developed subdivision                        109,682
            Other                                     404,984       12,746
                                                   ----------   ----------
                                                   $  916,916   $4,949,442
                                                   ==========   ==========

          In May 1995 the Company acquired title to the retail shopping center through foreclosure of a $3.2 million loan, incurring costs of $600,000 resulting in a carrying value aggregating $3.8 million. In 1996 the Company recognized approximately $568,000 in net rent income from its retail shopping center, which was partially offset by interest carrying cost of approximately $280,000, as compared to approximately $379,000 in rent income and $175,000 in interest carrying costs in 1995. In October 1996 the Company placed permanent financing on the shopping center in the amount of $3,220,000 amortized over 24 years.

          In December 1996 the Company sold the shopping center for approximately $4,800,000 (less selling costs) and carried back a wrapped contract in the amount of $3,800,000. This sale, combined with other sales of real estate and a write down to market of the remaining other real estate, resulted in a net gain for 1996 of approximately $571,000.


      6.  BENEFIT PLANS:

          The Company has a non-qualified retirement plan for its Chairman of the Board and former President under which (at his annual election), all or a portion of his salary and bonuses are placed into a trust fund. The assets in the trust fund are subject to the claims of the general creditors of the Company. Excluding this claim, the assets of the trust funds are restricted solely for the distribution to the Chairman upon his retirement, termination or death. From the date of the plan, the Chairman (former President) has elected to defer all salary and bonus.

          During 1993, the Company implemented a 401(k) defined contribution plan. All employees are eligible to participate in the Plan. Employees may contribute from 1% to 15% of their compensation to the Plan. The Company may at its discretion, make contributions to the Plan in accordance with applicable rules. The Company's contribution in 1996 and 1995 was $21,576 and $17,259 respectively.


      7.  INCOME TAXES:

          The income tax provision in the statements of income repre-sents 34.0% and 34.1% of pre-tax income for the years ended December 31, 1996 and 1995, respectively, which approximate the federal statutory rate.

          The provision for income taxes for the years ended
          December 31,1996 and 1995 includes an amount equal to the benefit of the pre-1991 reorganization net operating loss carryforward utilized during the years.

          The tax effect of the temporary differences and carryforwards giving rise to the Company's deferred tax assets at December 31, 1996 and 1995 is as follows:

                                                   1996         1995
                                                   ----------   ----------
            Net operating loss carryforwards       $1,239,853   $1,392,226
            Deductibility of deferred
              compensation                            285,900      252,708
            Deductibility of allowances for
              losses                                  103,241       29,637
            Other                                      68,541       62,729
                                                   ----------   ----------
                                                    1,697,535    1,737,300
            Valuation allowance                       (12,000)     (12,000)
                                                   ----------   ----------
                                                   $1,685,535   $1,725,300
                                                   ==========   ==========

          The change in the valuation allowance during the years ended December 31, 1996 and 1995, is as follows:


                                                   1996         1995
                                                   ----------   ----------

            Balance, beginning of year             $   12,000   $  326,000
              Reduction because recognition of
                deferred tax assets and utiliza-
                tion of net operating loss
                carryforwards is more likely than
                not                                               (314,000)
                                                   ----------   ----------
            Balance, end of year                   $   12,000   $   12,000
                                                   ==========   ==========


          The valuation allowance at December 31, 1996 and 1995 represents the future tax benefit of net operating loss carryforwards that may expire before utilization. No valuation allowance has been established for any other component of the Company's deferred tax assets as it is more likely than not that these assets will be realized. Realization is dependent on the generation of sufficient taxable income in future years. The amount of deferred tax asset considered realizable may be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

          As discussed in Note 1, when the Company reorganized in 1991 and adopted fresh-start reporting under the provisions of SOP 90-7, the benefits realized from the utilization of existing net operating loss carryforwards were reported as an addition to paid-in capital. During the year ended December 31, 1995 approximately $289,000 of benefits from the utilization of net operating loss carryforwards has been reported as additional paid-in capital.

          At December 31, 1996, the Company has net operating loss carryforwards available to offset future taxable income. For alternative minimum tax purposes, the Company also has net operating loss carryforwards. These carryforwards expire as follows:

            Year Ending                                         Alternative
            December 31,                           Regular      Minimum
            ------------                           ----------   -----------
                2001                               $  465,000
                2002                                  499,000
                2003                                2,045,000   $1,342,000
                2004                                  612,000      612,000
                2006                                   26,000       24,000
                                                   ----------   ----------
                                                   $3,647,000   $1,978,000
                                                   ==========   ==========

          Due to the Company's change in ownership as a result of its reorganization and its election to limit the annual utilization of net operating losses rather than reduce available net operating losses, the amount of net operating losses that can be utilized in any given year to reduce future taxable income will be limited to approximately $448,000.


      8.  OPERATING LEASE:

          The Company leases office space in a building owned by a partnership in which the partners are adult children of the Chairman of the Board of the Company. The lease requires minimum monthly payments through May 6, 2001 of $6,570 which is subject to adjustment on March 1, 1998 according to the increase in the consumer price index over the prior year. The Company leases the entire first floor of the building, which contains occupied and unoccupied space, for which the monthly rent is $4,927 and $1,643, respectively. The Company may, at its option, sublease the unoccupied portion of its space. Future minimum lease payments under this noncancelable lease agreement at December 31, 1996 are $78,840 for each year in the four year period ending in the year 2000 and $27,955 in 2001.

          Total rent expense for the years ended December 31, 1996 and 1995 was approximately $76,000 and $36,000, respectively. Rent expense during the years ended December 31, 1996 and 1995 includes approximately $10,500 and $7,065, respectively, rent on the Company's western Washington office.

      9.  CAPITAL STOCK:

          The Company is authorized to issue 10,000,000 shares of Preferred Stock having no par value, and 10,000,000 (post reverse split) shares of Common Stock having no par value. In May 1996, the Company's shareholders approved the five for one reverse stock split of its Common Stock. All share amounts included herein reflect this reverse stock split.

          Preferred Stock
          ---------------
          The Preferred Stock may be issued upon resolution adopted by the board of directors providing for the issuance and establishing the terms of each preferred stock share. Terms established by the board are to include voting rights, dividend rates, conversion rights and any other rights granted to Preferred stockholders. At December 31, 1996 and 1995, no Preferred Stock is outstanding

          Common Stock Options
          --------------------
          In February 1995, the Company purchased and retired 64,000 shares of Class A Common stock from the President at $6.25 per share.

          The Company has three stock option plans (the Plans) for non-employee directors, key employees and non-director, non-officer employees. The Plans allow for the granting of options to purchase up to 264,000 shares of Common Stock for terms up to ten years. Non-employee directors receive an annual grant of options to purchase 1,000 shares of the Company's Common Stock (as adjusted) at fair market value not to exceed $10.00 per share. Non-employee directors will be granted an additional 1,000 options if the Company's pre-tax income for the fiscal year exceeds 110% of the immediate prior fiscal year's pre-tax income, and an additional 1,000 options if the pre-tax income for the fiscal year exceeds 115% of the immediate prior fiscal year's pre-tax income. The exercise price for the additional incentive stock options shall be 85% of fair market value of the Common Stock as defined in the Plan. The maximum annual grant to an eligible participant in any one fiscal year of the Company shall not exceed 3,000 shares. Key employee and non-director, non-officer employee options are administered by the compensation committee of the board of directors and options are granted at their sole discretion.

          In 1996 the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). As On January 1, permitted by SFAS 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its Plans. Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with SFAS 123, the Company's net income and net income per share as reported would have been reduced to the pro forma amounts indicated below:

                                                1996                  1995
                                                -------------------   -------------------
                                                As         Pro        As         Pro
                                                Reported   Forma      Reported   Forma
                                                --------   --------   --------   --------
              Net Income                        $846,955   $755,116   $643,745   $569,286
                                                ========   ========   ========   ========
              Net Income Per Share              $   0.59   $   0.53   $   0.44   $   0.39
                                                ========   ========   ========   ========

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grant in 1996 and 1995, respectively: dividend yield of 0% in each year, as there has been no regular dividend payment history, expected volatility of 60% and 58%; risk-free interest rates of 5.81% to 5.91%; and expected lives of 5.02 and 5.38.

          A summary of the status of the Company's Plan as of December 31, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                                1996                  1995
                                                --------------------  -------------------
                                                           Weighted              Weighted
                                                           Average               Average
                                                           Exercise              Exercise
                                                Shares     Price      Shares     Price
                                                ---------  ---------  ---------  --------
              Outstanding at beginning of year    62,400     $6.39     32,000     $8.13
              Granted                             64,500      7.09     30,400      4.55
              Expired                             (4,000)     5.33
              Canceled                            (6,000)     4.85
                                                 -------               ------
              Outstanding at end of year         116,000      6.72     62,400      6.39
                                                 =======               ======

              Options exercisable at year end    101,810       6.66    62,400      6.34
              Weighted-average fair value of
                 options granted during the
                 year                              $4.50                $2.60


          The following table summarizes information about the Plan's stock options at December 31, 1996:

                                Options Outstanding                                       Options Exercisable
                                -------------------------------------------------------   ------------------------------------
                                Number              Weighted-Average                      Number
              Range of          Outstanding at      Remaining          Weighted-Average   Exercisableat       Weighted-Average
              Exercise Prices   December 31, 1996   Contractual Life   Exercise Price     December 31, 1996   Exercise Price
              ---------------   -----------------   ----------------   ----------------   -----------------   ----------------
                $4.00-$4.99           27,400           8.6 years            $4.47               25,360             $4.44
                $5.00-$5.99           10,000           9.1                   5.00               10,000              5.00
                $6.00-$6.99           10,000           9.1                   6.65               10,000              6.65
                $7.00-$7.99           29,500           9.9                   7.25               16,450              7.25
                $8.00-$8.99           38,000           8.1                   8.17               38,000              8.17
                $9.00-$9.99            2,000           7.4                   9.40                2,000              7.40
                                     -------                                                   -------
                                     116,900                                                   101,810
                                     =======                                                   =======

          The Company recognized $18,300 of compensation expense in 1995 under the Plans.


     10.  COMMON STOCK DIVIDENDS:

          On January 15, 1997 the Board of Directors declared a cash dividend of $.18 per share on Common Stock, payable on February 28, 1997 to shareholders of record on January 31, 1997. A dividend of $.15 per share was paid by the Company on its common stock April 19, 1996.

     11.  LINE OF CREDIT AGREEMENT:

          The Company has a $20,000,000 revolving line of credit agreement with a financial institution which expires on April 30, 1997. Borrowings under the line of credit agreement bear interest at .375% over the bank's prime rate (8.625% at December 31, 1996). At December 31, 1996, there was $14,000,000 outstanding under the line of credit agreement. Any borrowings under the line of credit agreement are collateralized by loans receivable. The agreement requires the Company to maintain minimum levels of cash or marketable securities and a tangible net worth of at least $10,000,000. The Company was in compliance with all terms and covenants of the line of credit agreement at December 31, 1996. The line is annually renewable and the Company expects the line will be renewed on its expiration date.


     12.  LONG-TERM DEBT:

          On October 16, 1996 the Company placed a mortgage on its shopping center in California in the amount of $3,220,000. The mortgage is amortized over 24 years with the entire balance due in 10 years. The interest rate is variable determined by adding 3.75% to the six months London Interbank Offered Rate (LIBOR), as published in the Wall Street Journal and is subject to change each three month period throughout the term of the loan. Additionally there is a prepayment penalty of 1% during the first 36 months of the loan. On December 20, 1996 the Company sold the shopping center and took back a wrapped mortgage in the amount of $3,800,000 for which the Company remains liable.

          Aggregate amounts of principal due on this long-term debt are as follows:


              Year Ending
              December 31,
              ------------
                  1997                              $   42,111
                  1998                                  47,451
                  1999                                  53,470
                  2000                                  60,251
                  2001                                  67,892
               Thereafter                            2,943,649
                                                    ----------
                                                    $3,214,824
                                                    ==========

     13.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

          The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.
          Considerable judgment is necessary to interpret market data and to develop the estimates of fair value.

          The following methods and assumptions were used to estimate the value of each class of financial instrument for which it is practicable to estimate that value. Potential income tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale and/or settlement have not been taken into consideration.

            CASH, CASH EQUIVALENTS - Carrying value approximates fair value.

            DEFERRED COMPENSATION TRUST AND DEFERRED COMPENSATION PAYABLE - Fair value is determined by quoted market prices and cash surrender value of life insurance.

            MARKETABLE SECURITIES - Fair value is determined by quoted market prices.

            LOANS RECEIVABLE - Fair values are determined using the discounted value of future cash flows at a rate currently offered for loans of similar characteristics.

            NOTE PAYABLE TO BANK - Fair value approximates the carrying value because the note bears current interest rates.

            LONG-TERM DEBT - Fair value approximates the carrying value because the note bears a current interest rate.

          The estimated fair values of the following financial instruments as of December 31, 1996 and 1995 are as follows:

                                          1996                        1995
                                          -------------------------   -------------------------
                 Financial assets:
                  Cash and cash
                    equivalents           $    21,506   $    21,506   $   393,374   $   393,374
                  Deferred compensation
                    trust                     840,881       921,076       743,262       785,798
                  Marketable securities       740,004       740,004       572,985        72,985

                 Loans receivable (face):
                  Commercial               26,493,090    27,888,306    11,866,364    12,306,598
                  Real estate                 169,646       189,930       321,945       369,752
                 Financial liabilities:
                  Note Payable to bank     14,000,000    14,000,000     7,900,000     7,900,000
                  Long-term debt            3,214,824     3,222,379
                  Deferred compensation
                    payable                   840,881       921,076       743,262       785,798


              LIMITATIONS- The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a portion of these financial instruments, fair value estimates are based onjudgments regarding current economic conditions and other factors. These estimates are subjective in nature and involve uncertainties and matters ofsignificant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the estimates presented herein are not necessarily indicative of what the Company could realize in a current market exchange.