Form 10-Q
period 1997-03-31
SOURCE CAPITAL CORP
filed 1997-05-15
CIK 746776

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  Form 10-QSB

     (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  March 31, 1997
                                      --------------
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period            to
                               ----------    ----------

     Commission file number:  0-12199
                              -------

                           SOURCE CAPITAL CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

                Washington                                91-0853890
     -------------------------------               ------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


               1825 N. Hutchinson Rd. Spokane, Washington  99212
               -------------------------------------------------
                    (Address of principal executive office)


                                 (509) 928-0908
                           --------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
     past 90 days.  Yes  X     No
                        ---       ---
     As of March 31, 1997, there were 1,380,406 shares of the Registrant's common stock outstanding.

                           SOURCE CAPITAL CORPORATION

                                  Form 10-QSB
                      For the Quarter Ended March 31, 1997
                                 --------------

                                      Index


     PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements:

            - Consolidated Balance Sheets - March 31, 1997 (unaudited)
              and December 31, 1996

            - Consolidated Statements of Income and Retained Earnings -
              Three Months Ended March 31, 1997 and 1996 (unaudited)

            - Consolidated Statements of Cash Flows - Three Months Ended
              March 31, 1997 and 1996 (unaudited)

            - Notes to Consolidated Financial Statements


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


     PART II - OTHER INFORMATION

     PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     SOURCE CAPITAL CORPORATION
     CONSOLIDATED BALANCE SHEETS
     March 31, 1997 and December 31, 1996

                                                 March 31,     December 31,
                                                 1997          1996
                                                 -----------   ------------
                                                 (Unaudited)
                      ASSETS

     Loans receivable, net                       $25,461,225   $26,059,031
     Accrued interest receivable                     254,297       295,047
     Cash and cash equivalents                       565,333        21,506
     Deferred compensation trust                     863,578       840,881
     Investment securities                           724,832       740,004
     Other real estate owned                         898,003       916,196
     Other assets                                    232,000       360,839
     Deferred income taxes                         1,657,535     1,685,535
                                                 -----------   -----------
         Total assets                            $30,656,803   $30,919,039
                                                 ===========   ===========
                    LIABILITIES

     Notes payable to bank                       $14,375,000   $14,000,000
     Long-term debt                                3,212,653     3,214,824
     Accounts payable and accrued expenses           277,347       550,638
     Deferred compensation payable                   863,578       840,881
                                                 -----------   -----------
         Total liabilities                        18,728,578    18,606,343
                                                 -----------   -----------
                STOCKHOLDERS' EQUITY

     Preferred stock                                      --            --
     Common stock, no stated par value
     Class A, authorized 50,000,000 shares;
       issued and outstanding, 1,380,406 and
       1,417,220 shares                            7,184,952     7,462,827
     Additional paid in capital                    2,049,047     2,049,047
     Unrealized losses on investment
       securities                                    (25,652)      (10,480)
     Retained earnings                             2,719,878     2,811,302
                                                 -----------   -----------
         Total stockholders' equity               11,928,225    12,312,696
                                                 -----------   -----------
     Total liabilities and stockholders'
       equity                                    $30,656,803   $30,919,039
                                                 ===========   ===========

     The accompanying notes are an integral part of the financial statements.

       SOURCE CAPITAL CORPORATION
       CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (unaudited) For the Three Months Ended March 31, 1997 and 1996


                                                 1997          1996
                                                 -----------   -----------
     Revenues:
       Interest and rent income                  $ 1,051,374   $   710,476
       Interest expense                             (394,922)     (195,751)
                                                 -----------   -----------
         Net interest and rent                       656,452       514,725
                                                 -----------   -----------
     Non-interest income:
       Gain on sales of investments
         and real estate                                            16,745
                                                 -----------   -----------
     Non-interest expense:
       Employee compensation and
         benefits                                    243,429       182,667
       Other operating expenses                      164,848       135,516
                                                 -----------   -----------

           Total non-interest expenses               408,277       318,183
                                                 -----------   -----------
     Income before income taxes                      248,175       213,287
                                                 -----------   -----------
     Income tax provision
       Current                                       (56,500)      (40,400)
       Deferred and other                            (28,000)      (35,325)
                                                 -----------   -----------
           Total income tax provision                (84,500)      (75,725)
                                                 -----------   -----------
           Net income                                163,675       137,562

     Retained earnings, beginning of period        2,811,302     2,177,804
     Dividends paid or declared                     (255,099)     (213,457)
                                                 -----------   -----------
     Retained earnings, end of period            $ 2,719,878   $ 2,101,909
                                                 ===========   ===========
     Net income per common share                 $       .12   $       .10
                                                 ===========   ===========
     Weighted average number of common share
       Equivalents outstanding                     1,392,677     1,443,292
                                                 ===========   ===========
     Cash dividends per share                    $       .18   $       .15
                                                 ===========   ===========

     All share and per share amounts have been restated to reflect a 1 for 5 reverse stock split completed by the company on May 31, 1996.

     The accompanying notes are an integral part of the financial statements.

     SOURCE CAPITAL CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
     For the Three Months Ended March 31, 1997 and 1996



                                                 1997          1996
                                                 -----------   -----------

     Cash flows from operating activities:
       Net income                                $   163,675   $   137,562
       Adjustments to reconcile net income to
         net cash provided by operating
         activities:
           Depreciation                                5,715         4,805
           Provision for loan losses                                20,000
           Deferred income taxes                      28,000        32,550
           Gain on sale of securities                              (16,745)
             Change in:
               Accrued interest receivable            40,750       (14,588)
               Other assets                          144,037       (21,750)
               Deferred compensation trust           (22,697)      (21,951)
               Accounts payable and accrued
                 expenses                           (273,291)       92,053
               Deferred compensation payable          22,697        21,951
                                                 -----------   -----------
                   Net cash provided by
                     operating activities            108,886       233,887
                                                 -----------   -----------

     Cash flows from investing activities:
       Purchases of investment securities                         (299,877)
       Sale of investment securities                                94,122
       Loan originations                          (2,334,820)   (2,881,076)
       Loan repayment                              2,932,626     3,283,893
       Capitalization of costs related to
         other real estate owned                        (406)      (32,371)
       Proceeds from sale of other real
         estate owned                                 18,599       165,402
       Purchase of office equipment and
         vehicles                                    (20,913)      (12,316)
                                                 -----------   -----------
                   Net cash provided by
                     investing activities            595,086       317,777
                                                 -----------   -----------

     SOURCE CAPITAL CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), Continued
     For the Three Months Ended March 31, 1997 and 1996



                                                 1997          1996
                                                 -----------   -----------
     Cash flows from financing activities:
       Proceeds from line-of-credit borrowings     2,125,000     2,025,000
       Payments on line-of-credit borrowings      (1,750,000)   (2,800,000)
       Payments of long-term debt                     (2,171)
       Payments for redemption of capital stock     (277,875)         (187)
       Payment of cash dividends                    (255,099)
                                                 -----------   -----------
                   Net cash used in financing
                     activities                     (160,145)     (775,187)
                                                 -----------   -----------
     Net increase (decrease) in cash and cash
       equivalents                                   543,827      (223,523)
     Cash and cash equivalents, beginning of
       period                                         21,506       393,374
                                                 -----------   -----------
     Cash and cash equivalents, end of period    $   565,333   $   169,851
                                                 ===========   ===========


     The accompanying notes are an integral part of the financial statements.

     SOURCE CAPITAL CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 1.
     ------

     The financial information given in the accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to a fair statement for the periods reported. Certain 1996 amounts have been reclassified to conform with 1997 presentation. These reclassifications had no effect on the net income or retained earnings as previously reported. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements.


     NOTE 2.
     ------
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Source Capital Leasing Co. All significant intercompany transactions and balances have been eliminated in consolidation.


     NOTE 3.
     ------
     The Company's provision for federal income taxes for the three months ended March 31, 1997 and 1996 was calculated using the statutory corporate income tax rate of 34%. The actual income tax liability of the Company for the year ending December 31, 1997 is estimated to be significantly less than the statutory corporate tax rate, after considering the Company's net operating loss carryovers. Notwithstanding the foregoing statement the actual tax liability paid for the year ended December 31, 1996 resulted in an effective tax rate of approximately 31%.

     SOURCE CAPITAL CORPORATION

     PART I - FINANCIAL INFORMATION


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
              -----------------------------------------------------------

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

     Three Months Ended March 31, 1997 Compared to Three Months Ended
     March 31, 1996
     ----------------------------------------------------------------
     For the three months ended March 31, 1997, the Company reported a net income of $163,675 or $.12 per share. This compares to a net income of $137,562 or $.10 per share, for the comparable period in 1996. Net revenues increased from approximately $515,000 during the three months ended March 31, 1996 to approximately $656,000 for the same period in 1997, a 27.4% increase.

     The Company's average earning asset portfolio grew from approximately $17 million for the quarter ended March 31, 1996 to approximately $26.8 million in 1997. This growth was accomplished due to significant growth in the loan portfolio in the last half of 1996.

     At March 31, 1997, there were approximately $755,000 of loans in the Company's portfolio which were considered non-performing and approximately $898,000 of other real estate owned which did not contribute to first quarter earnings.

     The increase in interest and rent income of approximately $341,000 was primarily due to the $10 million increase in average earning assets over the prior year. The increase in revenue was partially offset by an increase in interest expense of approximately $199,000, due to increased borrowings to fund the increase in the loan portfolio. The yield on average earning assets decreased from 17.5% in 1996 to 15.6% in 1997. The decrease in yield was primarily due to lower contractual interest rates being charged on loans funded in the last half of 1996. The Company's cost of funds on average borrowings decreased to 9.1% in 1997 as compared to 9.6% in the comparable period in 1996. As a result of increased leverage (more borrowing related to funding increased lending activity) and the decrease in yield, net interest margin on earning assets (annualized interest and rent income, minus interest expense, divided by average earning assets for the quarter) decreased from 12.6% in 1996 to 9.8% in 1997.

     Non-interest operating expenses increased approximately $90,000 for the three months ended March 31, 1997 compared to 1996. The increase was principally due to a $61,000 increase in salaries and benefits due to the opening of the Portland loan production office; and the three employees hired during the first quarter of 1996 being on the payroll for a full quarter in 1997.

     The Company is continuing its traditional types of lending activities primarily in the commercial and real estate business. Near the end of the first quarter of 1997 the Company hired three employees in its leasing subsidiary (Source Capital Leasing Co.) to expand its equipment leasing activities. Management believes that equipment leasing represents an opportunity to expand its financial services business at attractive rates in an area complimentary to its long time core business. Management does not expect the leasing subsidiary to contribute to near term profits as it is essentially a de novo start up and it will take some time to build the leasing portfolio; however, in the long term management believes it will add to the earnings strength of the Company.

     The net recorded provision for income taxes of approximately $84,500 and $76,000 for the three months ended March 31, 1997 and 1996 respectively is based on the statutory tax rate applicable to the Company, without considering the utilization of net operating loss carryovers. Please refer to Note 3, of the consolidated financial statements and to the Company's 1996 annual report for an explanation of the Company's accounting for income taxes.

     Financial Condition and Liquidity
     ---------------------------------
     At March 31, 1997, the Company had approximately $565,000 of cash and cash equivalents and $725,000 of marketable debt securities. Cash and cash equivalents increased by approximately $544,000 since December 31, 1996. The Company's primary sources of cash during the first three months of 1997 were approximately $2,933,000 from loan repayments, $2,125,000 from borrowings on the Company's line of credit and $109,000 from operations. The primary uses of cash during the first three months of 1996 were approximately $2,335,000 of loan originations, $1,750,000 in repayments on short-term borrowings, $278,000 redemptions of capital stock and $255,000 was used to pay a cash divided on February 28, 1997.

     The Company's line of credit, which matures annually, was increased to $25,000,000, renewed for another year and is scheduled to mature on April 30, 1998. In addition, the Company's leasing subsidiary has a $1,500,000 line which matures July 15, 1997 and is expected to be renewed at that time. At March 31, 1997, the Company had $14,375,000 outstanding under the line of credit. The leasing subsidiary had no outstanding borrowings under its line at March 31, 1997. The Company's line of credit and cash provided from loan repayments, existing cash, cash equivalents, investment securities, and sales of other real estate owned provide sufficient cash flows for the operating needs of the Company. However, the Company may seek additional funds dependent on the direct lending demand and other projects the Company may endeavor to undertake during the year.

     Effect of Inflation and Changing Prices
     ---------------------------------------
     Interest rates on the Company's loan portfolio are subject to inflation as inflationary pressures affect prime interest rate. At March 31, 1997, interest rates on approximately 90% of the Company's loan portfolio vary based upon the prime rate. The remaining loans have fixed interest rates.


     New Accounting Rules
     --------------------
     In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" was issued. SFAS 128 establishes standards for computing and presenting earning per share (EPS) and simplifies the existing standards. This standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Company does not believe that the application of this statement will have a material effect on its earnings per share disclosures.

     SOURCE CAPITAL CORPORATION


     PART II - OTHER INFORMATION
     ----------------------------


     Item 6.  Exhibits and Reports on Form 8-K
     -----------------------------------------

          (a) Exhibits

              None

          (b) Reports on Form 8-K

              None

              Items 1,2,3,4 and 5 of Part II are omitted from this report as inapplicable.

     SOURCE CAPITAL CORPORATION

     SIGNATURES
     -----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        SOURCE CAPITAL CORPORATION
                                        --------------------------
                                        (Registrant)



     Date:  May 12, 1997           By:  /s/ D. Michael Jones
            ------------                ---------------------------------
                                        D. Michael Jones
                                        President



     Date:  May 12, 1997           By:  /s/ Lester L. Clark
            ------------                ---------------------------------
                                        Lester L. Clark, Vice President-
                                        Secretary/Treasurer, principle
                                        accounting and finance officer