Form 10QSB
period 1997-06-30
SOURCE CAPITAL CORP
filed 1997-08-14
CIK 746776

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-QSB

     (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997
                                         -------------
          OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period             to
                                    -----------    ------------

          Commission file number  0-12199
                                  -------

                           SOURCE CAPITAL CORPORATION
                          ----------------------------
                            (Exact name of registrant
                          as specified in its charter)

                    Washington                              91-0853890
          -------------------------------              --------------------
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No.)

               1825 N. Hutchinson Road, Spokane, Washington  99212
               ---------------------------------------------------
                     (Address of principal executive office)

                                 (509) 928-0908
               ---------------------------------------------------
                           (Issuer's telephone number)

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

     As of June 30, 1997, there were 1,372,218 shares of the Registrant's common stock outstanding.

     SOURCE CAPITAL CORPORATION
     Form 10-QSB
     For the Quarter Ended June 30, 1997


     INDEX


     PART I - Financial Information

       Item 1 - Financial Statements:

         Consolidated Balance Sheets - June 30, 1997 and December 31, 1996 Consolidated Statements of Income and Retained Earnings - Three
           and Six Months Ended June 30, 1997 and 1996
         Consolidated Statements of Cash Flows - Six Months
           Ended June 30, 1997 and 1996
         Notes to Consolidated Financial Statements

       Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     PART II - Other Information

     PART I - Financial Information

     Item 1.  Financial Statements
     -----------------------------
     SOURCE CAPITAL CORPORATION
     CONSOLIDATED BALANCE SHEETS (Unaudited)


                                                  June 30,     December 31,
                                                  1997         1996
                                                  -----------  ------------
                 ASSETS

     Loans and leases receivable, net             $29,274,673  $26,059,031
     Accrued interest receivable                      270,846      295,047
     Cash and cash equivalents                         71,240       21,506
     Deferred Compensation Trust                      887,319      840,881
     Investment securities (at market)                552,716      740,004
     Other real estate owned                          898,002      916,196
     Other assets                                     281,707      360,839
     Deferred tax asset                             1,628,160    1,685,535
                                                  -----------  -----------
           Total assets                           $33,864,663  $30,919,039
                                                  ===========  ===========

              LIABILITIES

     Note payable to bank                         $17,425,000  $14,000,000
     Mortgage contracts payable                     3,203,955    3,222,379
     Accounts payable and accrued expenses            296,487      543,083
     Deferred compensation payable                    887,319      840,881
                                                  -----------  -----------
           Total liabilities                       21,812,761   18,606,343
                                                  -----------  -----------
          STOCKHOLDERS' EQUITY

     Common stock, no  stated par value
       Authorized 10,000,000 shares; issued
         and outstanding, 1,372,218 and
         1,422,144 shares                           7,142,745    7,462,827
       Additional paid in capital                   2,049,047    2,049,047
       Unrealized (loss) on investment
         securities                                   (24,013)     (10,480)
       Retained earnings                            2,884,123    2,811,302
                                                  -----------  -----------
           Total stockholders' equity              12,051,902   12,312,696
                                                  -----------  -----------
           Total liabilities and stockholders'
             equity                               $33,864,663  $30,919,039
                                                  ===========  ===========

     The accompanying notes are an integral part of the financial statements.

     SOURCE CAPITAL CORPORATION
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
     For the Three and Six Months Ended June 30, 1997 and 1996
     (Unaudited)

                                        Three Months Ended        Six Months Ended
                                        June 30,                  June 30,
                                        -----------------------   -----------------------
                                        1997         1996         1997         1996
                                        ----------   ----------   ----------   ----------
      Revenues:
        Interest and lease income       $1,196,594   $  769,196   $2,247,968   $1,479,672
        Interest expense                  (438,404)    (213,752)    (833,326)    (409,503)
                                        ----------   ----------   ----------   ----------
            Net operating revenue          758,190      555,444    1,414,642    1,070,169

      Non-interest income:
        Gain on sales of investments,
          loans and real estate                178       12,757          178       29,502
      Provision for loan losses                  0            0            0      (30,000)
                                        ----------   ----------   ----------   ----------
      Income before non-interest
        expense                            758,368      568,201    1,414,820    1,069,671
                                        ----------   ----------   ----------   ----------
      Non-interest expenses:
        Employee compensation and
          benefits                         326,676      240,807      570,105      423,474
        Other operating expenses           178,947      145,610      343,795      251,126
                                        ----------   ----------   ----------   ----------
            Total non-interest
              expenses                     505,623      386,417      913,900      674,600
                                        ----------   ----------   ----------   ----------
      Income before income taxes           252,745      181,784      500,920      395,071
                                        ----------   ----------   ----------   ----------
      Income tax provision:
        Current                            (57,125)     (33,775)    (113,625)     (74,175)
        Deferred and other                 (31,375)     (24,500)     (59,375)     (59,825)
                                        ----------   ----------   ----------   ----------
            Total income tax provision     (88,500)     (58,275)    (173,000)    (134,000)
                                        ----------   ----------   ----------   ----------
      Net income                           164,245      123,509      327,920      261,071
      Retained earnings, beginning of
        period                           2,719,878    2,101,909    2,811,302    2,177,804
      Dividends paid                                                (255,099)    (213,457)
                                        ----------   ----------   ----------   ----------
      Retained earnings, end of period  $2,884,123   $2,225,418   $2,884,123   $2,225,418
                                        ==========   ==========   ==========   ==========
      Net income per common share       $      .12   $      .09   $      .24   $      .18
                                        ==========   ==========   ==========   ==========
      Weighted average number of
        common shares and common
        share equivalents outstanding    1,375,356    1,443,798    1,383,914    1,443,949
                                        ==========   ==========   ==========   ==========
      Cash dividends per share             None         None      $      .18   $      .15
                                        ==========   ==========   ==========   ==========

     The accompanying notes are an integral part of the financial statements.

     SOURCE CAPITAL CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Six Months Ended June 30, 1997 and 1996 (Unaudited)


                                                  Six Months Ended
                                                  June 30,
                                                  ------------------------
                                                  1997         1996
                                                  -----------  -----------
     Cash flows from operating activities:
       Net income                                 $  327,920   $   261,071
       Adjustments to reconcile net income to
         net cash provided (used) by operating
         activities:
           Depreciation                                12,838       10,025
           Provision for loan losses                                30,000
           Deferred income taxes                       57,375       59,825
           Gain on sale of investment
             securities                                  (178)     (16,745)
           Gain on sale of real estate, furni-
             ture & equipment                                      (12,756)
           Compensation associated with stock
             options granted                            8,800
           Change in:
             Accrued interest receivable               24,201     (113,154)
             Other assets                             129,193      (21,704)
             Deferred compensation trust              (46,438)     (47,560)
             Accounts payable and accrued
               expenses                              (246,596)      80,888
             Deferred compensation payable             46,438       47,560
                                                  -----------  -----------
                 Net cash provided by operating
                   activities                         313,553      277,450
                                                  -----------  -----------
     Cash flows from investing activities:
       Purchases of securities                                    (299,877)
       Sale of securities                             173,933       94,122
       Loan origination's                          (8,790,284)  (7,985,926)
       Loan repayments                              5,574,642    6,393,450
       Capitalization of costs related to
         other real estate owned                         (406)     (83,275)
       Proceeds from sale of other real estate         18,600      398,728
       Purchase of office equipment and vehicle       (62,899)     (79,704)
       Sale of office equipment                                     52,896
                                                  -----------  -----------
                 Net cash used by investing
                   activities                      (3,086,414)  (1,509,586)
                                                  -----------  -----------

     SOURCE CAPITAL CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
     For the Six Months Ended June 30, 1997 and 1996 (Unaudited)


                                                  Six Months Ended
                                                  June 30,
                                                  ------------------------
                                                  1997         1996
                                                  -----------  -----------
     Cash flows from financing activities:
       Proceeds from line of credit                 7,350,000    6,000,000
       Payments of line of credit                  (3,925,000)  (4,800,000)
       Payments of mortgage contracts payable         (18,424)
       Payments for redemption of common stock       (328,882)      (8,252)
       Cash dividends paid                           (255,099)    (213,457)
                                                  -----------  -----------
                 Net cash provided by financing
                   activities                       2,822,595      978,291
                                                  -----------  -----------
     Net increase (decrease) in cash and cash
       equivalents                                     49,734     (253,845)

     Cash and cash equivalents, beginning of
       period                                          21,506      393,374
                                                  -----------  -----------
     Cash and cash equivalents, end of period     $    71,240  $   139,529
                                                  ===========  ===========

     Supplemental disclosure of cash flow
       information:
         Cash paid during the period for
           interest                               $   809,276  $   409,539
         Cash paid during the period for
           income taxes                               312,825       79,309


     The accompanying notes are an integral part of the financial statements.

     SOURCE CAPITAL CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 1.

     The financial information given in the accompanying unaudited financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement for the periods reported. Certain 1996 amounts have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on the net income or retained earnings as previously reported. The results of operations for the six month period ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements.

     NOTE 2.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Source Capital Leasing Co. All significant intercompany transactions and balances have been eliminated in consolidation.

     NOTE 3.

     The Company's provision for federal income taxes for the six months ended June 30, 1997 and 1996, is calculated using the statutory corporate income tax rate of 34%. The actual income tax liability to the Company for the year ending December 31, 1997, is estimated to be significantly less than the statutory corporate tax rate, after considering the Company's net operating loss carryovers. Notwithstanding the foregoing statement the Company's actual tax liability paid for the year ended December 31, 1996 resulted in an effective tax rate of approximately 31%.

     SOURCE CAPITAL CORPORATION
     PART I - FINANCIAL INFORMATION


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
     --------------------------------------------------------------------

     GENERAL

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


     SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED
     JUNE 30, 1996

     For the six months ended June 30, 1997, the Company reported a net income of $327,920 or $.24 per share. This compares to a net income of $261,071 or $.18 per share, for the comparable period in 1996. Net interest and lease margin (interest and lease income less interest expense) increased by approximately $344,000 as compared to the six months ended June 30, 1996. Interest and lease income of approximately $2,247,968 and $1,480,000 in the quarter ended June 30, 1997 and 1996 represents an approximate average interest yield of 16.5% and 16.8%, respectively, on the company's average earning assets.

     Total non-interest operating expenses increased approximately 35% over the first six months of 1996 primarily from a 35% increase in salaries and benefits due to the addition of five new personnel. Additionally occupancy expense increased by approximately $49,000 over the prior year due to the Company's larger facilities in Seattle, the opening of an office in Portland, Oregon and the expansion of its Spokane facilities.

     The Company's average earning asset portfolio grew from $17.6 million for the six months ended June 30, 1996 to approximately $27.3 million at June 30, 1997. The growth in the portfolio is directly attributable to the increase in production personnel and to a slight increase in the average term of the loan portfolio. At June 30, 1997 the Company had approximately $555,000 of non-performing loans in its portfolio. These loans are well collateralized and management does not expect to incur a significant loss. The Company's reserve for loan losses of approximately $199,000 is considered adequate in relation to the current loan portfolio.

     The recorded provision for income taxes of approximately $173,000 and $134,000 for the six months ended June 30, 1997 and 1996 is based on the statutory income tax rate of 34%. The company expects to pay significantly less than the estimated tax provision for the year ended December 31, 1997, due to the utilization of net operating loss carryovers. The Company's effective tax rate for taxes paid in 1996 was approximately 31%.


     THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED
     JUNE 30, 1996

     For the three months ended June 30, 1997, the Company reported a net income of $164,245 or $.12 per share. This compares to a net income of $123,509 or $.09 per share, for the comparable period in 1996. Net interest and lease margin (interest and lease income less interest expense) increased from approximately $555,000 during the three months ended June 30, 1996 to approximately $758,000 for the comparable period in 1997, a 36.5% increase. Interest and lease income of approximately $1,197,000 and $769,000 in 1997 and 1996 respectively, represents an approximate average interest yield of 17.3% and 17% respectively on the Company's average earning assets.

     The Company's average earning asset portfolio grew from approximately $18.1 million in the second quarter of 1996 to approximately $27.7 million in the quarter ended June 30, 1997. This growth was accomplished due to significant growth in the loan portfolio in the second half of 1996 and a near doubling of net loan production (new loan production less loan repayments) in the second quarter of 1997 as compared to 1996.

     The increase in interest and lease income of approximately $427,000 was primarily due to the $9.6 million increase in average earning assets over the prior year. The increase in revenue was partially offset by an increase in interest expense of approximately $225,000 due to increased borrowings to fund the increase in the loan portfolio. The Company's cost of funds on average borrowings increased to 9.5% from 9.1% in 1996 due to a general increase in interest rates, as the Company's borrowing rates are variable based on prime and/or "LIBOR". As a result of increased leverage (more borrowing related to funding increased lending activity) and the slight increase in yield offset by increased cost of funds, net interest margin on earning assets (annualized interest and lease income, minus interest expense, divided by average earning assets for the quarter) decreased from 12.6% in 1996 to 10.9% for the quarter ended June 30, 1997.

     At June 30, 1997 there were approximately $555,000 of loans in the Company's portfolio, which were considered non-performing. This compares to $755,000 of non-performing loans at March 31, 1997. These non-performing loans and approximately $898,000 of other real estate did not contribute to second quarter earnings.

     Non-interest operating expenses increased approximately $119,000 for the three months ended June 30, 1997 as compared to the second quarter of 1996. The increase was primarily due to an increase of approximately $86,000 in salaries and benefits related to the additional of five personnel in the second quarter of 1997. Three of the new employees are employed by the Company's wholly owned subsidiary, Source Capital Leasing Co., which is virtually a start up operation. The leasing subsidiary lost a total of approximately $30,000 in the second quarter of 1997 (its first full quarter of operation) which is significantly less than had been expected.

     Financial Condition and Liquidity
     ---------------------------------
     At June 30, 1997, the Company had approximately $71,000 of cash and cash equivalents and $552,000 of investment securities. Cash and cash equivalents increased by approximately $50,000 since December 31, 1996. The Company's primary sources of cash during the first six months of 1997 were approximately $7,350,000 from short term borrowings, $5,600,000 loan repayments, and $314,000 from operations. The primary uses of cash during the first six months of 1997 were approximately $8,800,000 of loan origination's, $3,900,000 of repayment on short term borrowings, $329,000 redemption of common stock and $255,000 payment of dividends.

     The Company's line of credit, which matures annually, was renewed and increased to $25,000,000 on May 1, 1997. The line matures April 30, 1998. In addition to the Company's line of credit its wholly owned subsidiary has a $1,500,000 line of credit to fund its lease portfolio. At June 30, 1997, the Company had $17,425,000 outstanding under the line of credit. The leasing Company had no outstandings under its line. The Company's line of credit and cash provided from loan repayments, existing cash, cash equivalents, investment securities, and sales of real estate owned provide sufficient cash flows for the operating needs of the company.

     Effect of Inflation and Changing Prices
     ---------------------------------------
     Interest rates on the Company's loan portfolio are subject to inflation as inflationary pressures affect prime interest rate. At June 30, 1997, interest rates on approximately 81% of the Company's loan portfolio vary based on various indexes. The remaining loans have fixed interest rates.

     SOURCE CAPITAL CORPORATION


     PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K
     -----------------------------------------
              (a)  Exhibits

                   None

              (b)  Reports on Form 8-K

                   The following reports on Form 8-K were filed for the three months ended June 30, 1997:

                   April 30, 1997 - Item 5 - Other Events

                   Items 1,2,3,4 and 5 of Part II are omitted from this report as inapplicable.

     SOURCE CAPITAL CORPORATION


     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   SOURCE CAPITAL CORPORATION
             (Registrant)



     Date:  August 13, 1997        By:  /s/ D. Michael Jones
                                        ----------------------------------
                                        D. Michael Jones
                                        President and Chief Executive
                                          Officer


     Date:  August 13, 1997        By:  /s/ Lester L. Clark
                                        ----------------------------------
                                        Lester L. Clark
                                        Vice President-Secretary/Treasurer
                                        Principal Accounting and Finance
                                          Officer