Form 10QSB
period 1997-09-30
SOURCE CAPITAL CORP
filed 1997-11-14
CIK 746776

U.S. SECURITIES AND EXCHANGE COMMISSION PRIVATE
                             Washington, D.C.  20549

                                   Form 10-QSB

     (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997
                                         ------------------

          OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period               to
                                    -------------     ------------

                        Commission file number: 0-12199
                                                -------

                           SOURCE CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Washington                                   91-0853890
     -------------------------------                  ---------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)


               1825 N. Hutchinson Road, Spokane, Washington  99212
             ------------------------------------------------------
                     (Address of principal executive office)


                                 (509) 928-0908
             ------------------------------------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
     past 90 days.  Yes   X     No
                        -----      -----

     As of September 30, 1997, there were 1,360,818 shares of the Registrant's common stock outstanding.

     SOURCE CAPITAL CORPORATION

     Form 10-QSB
     For the Quarter Ended September 30, 1997

     Index



     Part I - Financial Information

              Item 1 - Financial Statements:

                       - Consolidated Balance Sheets   September 30, 1997
                         and December 31, 1996

                       - Consolidated Statements of Income and Retained
                         Earnings - Three and Nine Months Ended
                         September 30, 1997 and 1996

                       - Consolidated Statements of Cash Flows - Nine
                         Months Ended September 30, 1997 and 1996

                       - Notes to Consolidated Financial Statements

              Item 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of Operations


     PART II - Other Information

     Part I - Financial Information

     Item 1.  Financial Statements

     SOURCE CAPITAL CORPORATION
     CONSOLIDATED BALANCE SHEETS (Unaudited)


                                                September 30,  December 31,
                                                    1997           1996
                                                -------------  ------------
                 ASSETS

     Loans and leases receivable, net            $34,589,978   $26,059,031
     Accrued interest receivable                     303,970       295,047
     Cash and cash equivalents                       388,333        21,506
     Deferred compensation trust                     910,606       840,881
     Investment securities (at market)               256,941       740,004
     Other real estate owned                         556,342       916,196
     Other assets                                    241,597       360,839
     Deferred income tax                            1,599,160    1,685,535
                                                 -----------   -----------
           Total assets                          $38,846,927   $30,919,039
                                                 ===========   ===========
               LIABILITIES

     Note payable to bank                        $22,169,954   $14,000,000
     Mortgage contracts payable                    3,195,882     3,222,379
     Accounts payable and accrued expenses           383,155       543,083
     Deferred compensation payable                   910,606       840,881
                                                 -----------   -----------
           Total liabilities                      26,659,597    18,606,343
                                                 -----------   -----------
            STOCKHOLDERS' EQUITY

     Preferred stock, no par value, 10,000,000
       shares authorized, none outstanding
     Common stock, no stated par value
       Authorized 10,000,000 shares; issued
         and outstanding, 1,360,818 and
         1,417,220 shares                          7,073,805     7,462,827
       Additional paid in capital                  2,049,047     2,049,047
       Unrealized loss on investment securities      (20,926)      (10,480)
       Retained earnings                           3,085,404     2,811,302
                                                 -----------   -----------
           Total stockholders' equity             12,187,330    12,312,696
                                                 -----------   -----------
           Total liabilities and stockholders'
             equity                              $38,846,927   $30,919,039
                                                 ===========   ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     SOURCE CAPITAL CORPORATION
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
     For the Three and Nine Months Ended September 30, 1997 and 1996
     (Unaudited)

                                       Three Months Ended        Nine Months Ended
                                       September 30,             September 30,
                                       -----------------------   -----------------------
                                       1997         1996         1997         1996
                                       ----------   ----------   ----------   ----------
      Revenues:
        Interest and lease income      $1,301,958   $  887,933   $3,549,926   $2,367,605
        Interest expense                 (554,108)    (290,937)  (1,387,434)    (700,440)
                                       ----------   ----------   -----------  ----------
              Net interest and lease
                revenue                   747,850      596,996    2,162,492    1,667,165
                                       ----------   ----------   ----------   ----------
      Non-interest income and
        provision for loan losses:
          Gain on sales of invest-
            ments, loans and real
            estate                         48,379                    48,557       29,502
          Provision for loan losses       (13,000)     (15,000)     (13,000)     (45,000)
                                       ----------   ----------   ----------   ----------
                                          783,229      581,996    2,198,049    1,651,667
                                       ----------   ----------   ----------   ----------
      Non-interest expenses:
        Employee compensation and
          benefits                        301,462      207,703      871,567      631,177
        Other operating expenses          173,486      114,343      517,281      365,469
                                       ----------   ----------   ----------   ----------
              Total non interest
                expenses                  474,948      322,046    1,388,848      996,646
                                       ----------   ----------   ----------   ----------
      Income before income taxes          308,281      259,950      809,201      655,021
                                       ----------   ----------   ----------   ----------
      Income tax provision:
        Current                           (79,700)     (58,500)    (193,625)    (132,675)
        Deferred and other                (27,300)     (30,000)     (86,375)     (89,825)
                                       ----------   ----------   ----------   ----------
           Total income tax provision    (107,000)     (88,500)    (280,000)    (222,500)

      Net income                          201,281      171,450      529,201      432,521
      Retained earnings, beginning
        of period                       2,884,123    2,225,418    2,811,302    2,177,804
      Dividends paid                                               (255,099)    (213,457)
                                       ----------   ----------   ----------   ----------
      Retained earnings, end of
        period                         $3,085,404   $2,396,868   $3,085,404   $2,396,868
                                       ==========   ==========   ==========   ==========
      Net income per common share      $      .15   $      .12   $      .38   $      .30
                                       ==========   ==========   ==========   ==========
      Weighted average number of
        common shares and common
        shares equivalents
        outstanding                     1,368,418    1,434,632    1,378,749    1,435,135
                                       ==========   ==========   ==========   ==========
      Cash dividends per share         None         None         $      .18   $      .15
                                       ==========   ==========   ==========   ==========

      The accompanying notes are an integral part of the consolidated financial statements.

     SOURCE CAPITAL CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Nine Months Ended September 30, 1997 and 1996 (Unaudited)

                                                   1997           1996
                                                   ------------   ------------
     Cash flows from operating activities:
       Net income                                  $   529,201    $   432,521
       Adjustments to reconcile net income to
         net cash provided by operating
         activities:
           Depreciation                                 20,152         15,742
           Provision for loan losses                    13,000         45,000
           Deferred income taxes                        86,375         89,825
           Gain on sale of investment securities        (4,559)       (16,745)
           Gain on sale of real estate, furniture
             & equipment                               (43,998)       (12,756)
           Compensation associated with stock
             options granted                             8,800
           Change in:
             Accrued interest receivable               (14,934)      (110,805)
             Other assets                              163,705        (59,926)
             Deferred compensation trust               (69,725)       (70,291)
             Accounts payable and accrued
               expenses                               (159,928)       190,562
             Deferred compensation payable              69,725         70,291
                                                  ------------   ------------
                 Net cash provided by operating
                   activities                          597,814        573,418
                                                  ------------   ------------
     Cash flows from investing activities:
       Purchases of investment securities                            (299,877)
       Sale of investment securities                  477,176          94,122
       Loan and lease originations                 (14,764,474)   (14,923,424)
       Loan and lease repayments                     6,497,121      6,875,693
       Capitalization of costs related to
         other real estate owned                        (5,929)       (84,094)
       Proceeds from sale of other real estate         139,198        462,844
       Purchase of office equipment and vehicle        (65,190)       (88,848)
       Proceeds from sale of office equipment              575         52,897
                                                  ------------   ------------
                 Net cash used by investing
                   activities                       (7,721,523)    (7,910,687)
                                                  ------------   ------------
     Cash flows from financing activities:
       Proceeds from line of credit                 12,856,586     12,595,500
       Payments on line of credit                   (4,686,632)    (5,270,500)
       Payments of mortgage contracts payable          (26,497)
       Payments for redemption of common stock        (397,822)        (8,252)
       Cash dividends paid                            (255,099)      (213,457)
                                                  ------------   ------------
                 Net cash provided by financing
                   activities                        7,490,536      7,103,291
                                                  ------------   ------------

     SOURCE CAPITAL CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
     For the Nine Months Ended September 30, 1997 and 1996 (Unaudited)

                                                   1997           1996
                                                   ------------   ------------
     Net increase (decrease) in cash and cash
       equivalents                                     366,827       (233,978)
     Cash and cash equivalents, beginning of
       period                                           21,506        393,374
                                                  ------------   ------------
     Cash and cash equivalents, end of period     $    388,333   $    159,396
                                                  ============   ============
     Supplemental disclosure of cash flow
       information:
         Cash paid during the period for interest $  1,319,380   $    700,440
         Cash paid during the period for income
           taxes                                       398,825        115,760
         Non-cash financing and investing
           transactions:
             Loan and interest converted to
               other real estate                       106,611        293,845
             Financing sales of real estate owned      377,194


     The accompanying notes are an integral part of the consolidated financial statements.

     SOURCE CAPITAL CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 1.

     The financial information given in the accompanying unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary to a fair statement for the periods reported. Certain 1996 amounts have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on the net income or retained earnings as previously reported. The results of operations for the nine-month period ended
     September 30, 1997, are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements.

     NOTE 2.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Source Capital Leasing Co. All significant intercompany transactions and balances have been eliminated in consolidation.

     NOTE 3.

     The Company's provision for federal income taxes for the nine months ended September 30, 1997 and 1996, is calculated using the statutory corporate income tax rate of 34%. The actual current income tax liability to the Company for the year ending December 31, 1997, is estimated to be significantly less than the statutory corporate tax rate, after considering the Company's net operating loss carryovers. Notwithstanding the foregoing statement the Company's actual tax liability paid for the year ended December 31, 1996 resulted in an effective tax rate of approximately 31%.

     NOTE 4.

     During the nine months ended September 30, 1997, the Company's subsidiary, Source Capital Leasing Co. entered into several direct financing leases for equipment as lessor.

     The following lists the components of the Company's net investment in leases, which are included in loans and leases receivable on the consolidated balance sheet at September 30, 1997:

       Minimum lease payments receivable                       $1,891,608
       Estimated unguaranteed residual values of
         leased property                                          105,136
       Less unearned finance income                              (546,601)
                                                               ----------
       Net investment in direct financing leases               $1,450,142
                                                               ==========

     NOTE 5.

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments for an Enterprise and Related Information ("SFAS 131"). This Statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the effect, if any, of SFAS 131 on its consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This Statement requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for the financial statement, but requires that an enterprise display net income as a component of comprehensive income in the financial statement. Comprehensive income is defined as the change in equity of a business enterprise arising from non-owner sources. The classifications of comprehensive income under current accounting standards include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. This Statement will affect the Company's reporting of unrealized gains and losses on investment securities requiring reporting of this item on the financial statement that reports comprehensive income. Management has not yet determined which format it will choose to display comprehensive income. This Statement is effective for fiscal years beginning after December 15, 1997.

     In February 1997, the FASB issued SFAS No. 128, Earnings per Share ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and simplifies the existing standards. This Standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Company does not believe the application of this standard will have a material effect on the presentation of its basic and diluted EPS.

     SOURCE CAPITAL CORPORATION
     PART I - FINANCIAL INFORMATION

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     GENERAL
     -------
     The discussions contain some forward-looking statements. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "anticipates that," "to be," or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

     Nine Months Ended September 30, 1997 Compared to Nine Months ended September 30, 1996
     ------------------------------------------------------------------
     For the nine months ended September 30, 1997, the Company reported a net income of $529,201 or $.38 per share. These results compare to a net income of $432,521 or $.30 per share, for the comparable period in 1996. Net interest and lease income (interest and lease income less interest expense) increased by approximately $495,000 as compared to the nine months ended September 30, 1996. Interest and lease income of approximately $3,550,000 and $2,368,000 in the nine months ended September 30, 1997 and 1996, respectively, represents an approximate average interest yield of 16.1% and 16.7%, respectively, on the company's average earning assets.

     Total non-interest expenses increased approximately 39% over the first nine months of 1996 primarily from a 38% increase in salaries and benefits due to the addition of six new personnel. Additionally other operating expenses increased by approximately $152,000 or 42% over the prior year. Of the increase in other expense the most significant was a $59,000 increase in occupancy due to the Company's larger facilities in Seattle, the opening of an office in Portland, Oregon and the expansion of its Spokane facilities. In addition the Company incurred additional expenses of approximately $21,000 for appraisal fees on various properties held as collateral on its loan portfolio. The purpose of the appraisals was to allow the Company to increase its borrowing capacity on specific loans in its portfolio. There were other increases and decreases in its operating expenses none of which is material when considered individually.

     The Company's average earning asset portfolio grew from $18.9 million for the nine months ended September 30, 1996 to approximately $29.4 million at September 30, 1997. The growth in the portfolio is directly attributable to the increase in production personnel and to a slight increase in the average term of the loan and lease portfolio. At September 30, 1997 the Company had approximately $455,000 of non-performing loans in its portfolio. These loans are well collateralized and management does not expect to incur a significant loss. There were no non-performing leases at September 30, 1997. The Company's reserve for loan and lease losses of approximately $212,000 is considered adequate as of September 30, 1997.

     The recorded provision for income taxes of approximately $280,000 and $223,000 for the nine months ended September 30, 1997 and 1996, respectively, is based on the statutory income tax rate of 34%. The Company expects to pay current income taxes significantly less than the estimated tax provision for the year ended December 31, 1997, due to the utilization of net operating loss carryovers. The Company's effective tax rate for taxes paid in 1996 was approximately 31%.

     Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996
     --------------------------------------------------------------------
     For the three months ended September 30, 1997, the Company reported a net income of $201,281 or $.15 per share. This compares to a net income of $171,450 or $.12 per share, for the comparable period in 1996. Net interest and lease income (interest and lease income less interest expense) increased from approximately $597,000 during the three months ended September 30, 1996 to approximately $748,000 for the comparable period in 1997, a 25% increase. Interest and lease income of approximately $1,302,000 and $888,000 in 1997 and 1996, respectively, represents an approximate average interest yield of 15.5% and 16.5%, respectively, on the Company's average earning assets. The decrease in yield on the Company's loan and investment portfolio was primarily the result of repayment of several loans prior to maturity in the third quarter of 1996, which resulted in the recognition of a larger portion of deferred loan fees in that quarter as compared to 1997. Additionally the Company sold a shopping center in the fourth quarter of 1996, which resulted in the replacement of rent income on the center with interest income on the loan, which the Company carries on the center. The interest received on the loan in the third quarter of 1997 is significantly less than rent received on the center in the comparable period in 1996.

     The Company's average earning asset portfolio grew from approximately $21.6 million in the third quarter of 1996 to approximately $33.6 million in the quarter ended September 30, 1997. This growth was accomplished due to significant growth in the loan portfolio in the second half of 1996 and a near doubling of net loan production (new loan production less loan repayments) in the second quarter of 1997 as compared to 1996.

     The increase in interest and lease income for the quarter of approximately $414,000 was primarily due to the approximate $12 million increase in average earning assets over the third quarter of 1996. The increase in revenue was partially offset by an increase in interest expense of approximately $263,000 due to increased borrowings to fund the increase in the loan portfolio. The Company's cost of funds on average borrowings remained level at approximately 9.4% for the quarters ended September 30, 1997 and 1996. The Company was able to mitigate a general increase in interest rates by funding a portion of its loan portfolio using a "LIBOR" based rate, which is currently more attractive than a prime based rate. The Company's borrowing rates are variable based on prime and/or "LIBOR". As a result of increased leverage (more borrowing related to funding increased lending activity), the decrease in yield and level cost of funds, net interest margin on earning assets (annualized interest and lease income, minus interest expense, divided by average earning assets for the quarter) decreased from 11.1% in 1996 to 8.9% for the quarter ended
     September 30, 1997.

     At September 30, 1997 there were approximately $455,000 of loans in the Company's portfolio, which were considered non-performing. This compares to approximately $1.1 million of non-performing loans at September 30, 1996. These non-performing loans and approximately $556,000 of other real estate did not contribute to third quarter earnings.

     Non-interest operating expenses increased approximately $153,000 for the three months ended September 30, 1997 as compared to the third quarter of 1996. The increase was primarily due to an increase of approximately $94,000 in salaries and benefits related to the addition of five personnel in the second quarter of 1997 and one additional person in the third quarter. Three of the new employees are employed by the Company's wholly owned subsidiary, Source Capital Leasing Co. and two are employed by Source Capital Finance Inc., the Company's second wholly owned subsidiary. Both subsidiaries are virtually start up operations. The leasing subsidiary lost a total of approximately $17,000 in the third quarter of 1997 (its second full quarter of operation) which is significantly less than had been expected. Source Capital Finance began its actual operations in October 1997, prior to that time, during the organization phase, the employees were carried on the parent company's payroll.

     FINANCIAL CONDITION AND LIQUIDITY
     ---------------------------------
     At September 30, 1997, the Company had approximately $388,000 of cash and cash equivalents and $257,000 of investment securities. Cash and cash equivalents increased by approximately $367,000 since December 31, 1996. The Company's primary sources of cash during the first nine months of 1997 were approximately $12,857,000 from short-term borrowings, $6,497,000 loan repayments, $598,000 from operations and $477,000 from the sale of marketable securities. The primary uses of cash during the first nine months of 1997 were approximately $14,764,000 of loan originations, $4,687,000 of repayment on short term borrowings, $398,000 open market repurchase and retirement, of common stock of the Company and $255,000 payment of dividends.

     The Company's line of credit, which matures annually, was renewed and increased to $25,000,000 on May 1, 1997. The line matures April 30, 1998. At September 30, 1997, the Company had $21,150,000 outstanding under the line of credit. In addition to the Company's line of credit, its wholly owned subsidiary, Source Capital Leasing Co., has a $4,000,000 line of credit to fund its lease portfolio. The leasing Company had approximately $1,020,000 outstanding under its line. The Company's line of credit cash provided from loan repayments, existing cash, and cash equivalents and investment securities will provide sufficient cash flows for the operating needs of the Company.

     NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------
     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") no. 131, Disclosures about Segments for an Enterprise and Related Information ("SFAS 131"). This Statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the effect, if any, of SFAS 131 on its consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This Statement requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for the financial statement, but requires that an enterprise display net income as a component of comprehensive income in the financial statement. Comprehensive income is defined as the change in equity of a business enterprise arising from non-owner sources. The classifications of comprehensive income under current accounting standards include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. This Statement will affect the Company's reporting of unrealized gains and losses on investment securities requiring reporting of this item on the financial statement that reports comprehensive income. Management has not yet determined which format it will choose to display comprehensive income. This Statement is effective for fiscal years beginning after December 15, 1997.

     In February 1997, the FASB issued SFAS No. 128, Earnings per Share ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and simplifies the existing standards. This Standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Company does not believe the application of this standard will have a material effect on the presentation of its basic and diluted EPS.

     EFFECT OF INFLATION AND CHANGING PRICES
     ---------------------------------------
     Interest rates on the Company's loan portfolio are subject to inflation as inflationary pressures affect prime interest rate. At September 30, 1997, interest rates on approximately 93% of the Company's loan portfolio vary based on various indexes. The remaining loans have fixed interest rates. Loans with fixed rates and maturities of less than one year at September 30, 1997 are considered variable.

     SOURCE CAPITAL CORPORATION
     PART II - OTHER INFORMATION


     Item 6. Exhibits and Reports on Form 8-K

             (a)  Exhibits

                  None

             (b)  Reports on Form 8-K

                  None


     Items 1, 2, 3, 4 and 5 of Part II are omitted from this report as inapplicable.

     SOURCE CAPITAL CORPORATION

     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        SOURCE CAPITAL CORPORATION
                                        (Registrant)



     Date:  November 13, 1997           By:  /s/ D. Michael Jones
            -----------------------          -----------------------------
                                             D. Michael Jones
                                             President and Chief Executive
                                               Officer


     Date:  November 13, 1997           By:  /s/ Lester L. Clark
            -----------------------          -----------------------------
                                             Lester L. Clark
                                             Vice President-Secretary/
                                               Treasurer
                                             Principal accounting and
                                               finance officer