Form 10KSB
period 1997-12-31
SOURCE CAPITAL CORP
filed 1998-03-20
CIK 746776

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-KSB


     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
          ------------------     -----------------.

          Commission file number:  0-12199
                                   -------

                           SOURCE CAPITAL CORPORATION
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

               Washington                                    91-0853890
     -------------------------------                    -------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

        1825 N. Hutchinson Road
          Spokane, Washington                                  99212
     -------------------------------                    -------------------
         (Address of principal                               (Zip Code)
           executive offices)


     Issuer's telephone number, including area code:  509 928-0908
                                                      ------------

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

     The issuer's revenues for its most recent fiscal year:  $5,129,610.

     The aggregate market value of the voting common equity held by non-affiliates as of March 5, 1998: $9,757,838.

     The number of shares outstanding of each of the issuer's classes of common equity, as of March 5, 1998: 1,355,818.

     DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission prior to April 29, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 1998 annual meeting of registrant's shareholders are incorporated herein by reference into Part III of this report.

     Transitional Small Business Disclosure Format (check one):
       Yes    ;  No X .
           ---     ---

     PART I

     Item 1.  Description of Business.
     ---------------------------------

     This document contains some forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be," or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

     GENERAL

     Source Capital Corporation (the "Company"), was incorporated under the law of the State of Washington in 1969 and is headquartered in Spokane, Washington. The Company is engaged in the business of lending, primarily through direct loans to individuals and corporations. Generally, its loans are collateralized, in whole or in part by real estate or personal property.

     The Company's wholly owned subsidiary, Source Capital Leasing Company, is engaged in the business of providing lease financing for a wide array of equipment and vehicle contracts. Leases are structured as direct financing contracts and are generally collateralized through collateral perfection and personal guarantees.

     The Company's other wholly owned subsidiary, Source Capital Finance Inc. is engaged in the business of purchasing accounts receivable from various manufacturing and wholesale clients on a full recourse, complete notification basis.

     COMMERCIAL LENDING ACTIVITIES

     The Company presently serves the financial needs of individuals and middle-market businesses by providing commercial real estate loans, secured lines of credit construction and development loans. Its market niche centers on customers not served by other financing companies or commercial lending institutions. The Company's customers often use their equities in existing real estate as collateral for loans made by the Company to restructure debt, upgrade underperforming properties and make other commercial investments. For companies unable to comply with bank covenants and for investors seeking maximum flexibility, the Company offers credit lines in a structured borrowing environment. The majority of loans made by the Company are primarily collateralized by first mortgages on real estate.

     Loans originated during 1997 and 1996, together with their terms and range of interest rates are as follows:

                                              1997           1996
                                              ------------   ------------
       Loan Amount                            $ 21,520,736   $ 25,529,608
       Term                                     1-10 years     1-10 years
       Interest rate                          11.00-15.00%    9.96-16.25%

     Included in the loans shown in the above table as originated in 1996 is a loan in the amount of $3,800,000 carried back upon the sale during 1996 of a shopping center, acquired by the Company in a prior year through foreclosure.

     The Company typically charges its borrowers loan origination fees in connection with its commercial lending activities, thereby increasing the effective yields recognized on the loans. In some instances, the Company purchases contracts which may carry below market rates of interest. However, the Company discounts the purchase price of below market rate contracts so that the yield on the discounted contract will approximate the rates being charged on its originated loans. Lending decisions are made by a loan committee comprised of the Chairman, President and Executive Vice President of the Company.
     Loans exceeding $1,250,000 require the approval of the Company's primary lender, Seafirst Bank, to be eligible for inclusion in the Company's collateral base. Loans exceeding $2,500,000 also require approval by the Board of Directors' loan committee. The Company originates commercial loans that are collateralized primarily by real property. The principal factors considered in making lending decisions are the amount of the loan in comparison to the value of the collateral, the borrower's financial condition and the borrower's capacity to repay the loan. The Company attempts to minimize lending risk by limiting the total amount loaned to any one borrower. Additionally, the Company monitors and restricts its credit exposure to specific industries and geographical areas. The Company typically requires significant collateral for its commercial and real estate loans. The average loan to value percentages of the Company's portfolio, at December 31, 1997, was estimated by management to be 49%. In addition, one or more of the Company's loan officers personally inspect all real estate that is offered to the Company as collateral.

     For additional information concerning commercial loans, see Note 2 of Notes to Consolidated Financial Statements (the "Financial
     Statements") for the two years ended December 31, 1997 and 1996.

     LEASING ACTIVITIES

     Source Capital Leasing Co. ("SCLC"), a Washington corporation and a wholly owned subsidiary of the Company, was formed in March 1997. SCLC targets closely-held businesses for leasing transactions in the $5,000 to $250,000 range with terms ranging from 24 months to 60 months. During the first nine months of operation, SCLC closed and funded 82 equipment leases totaling approximately $3.7 million for customers located in Washington, Oregon, California, Idaho, Arizona and Nevada. The average size of the leases in SCLC's portfolio at December 31, 1997 was approximately $52,000. These leases were written for the following types of business equipment: agricultural/forest products, computer/data processing, construction/heavy equipment, health care, manufacturing, office equipment/furniture, restaurant equipment, retail/service equipment, signage/marketing, and transportation. The largest lease amount written during the year was for $150,000. Leases written in amounts of $150,000 or more must be approved by Seafirst Bank pursuant to terms of the Company's credit agreement with the Seafirst.

     Lease contracts that meet the Company's credit requirements, but do not meet management's minimum yield requirements, are sold in the secondary market. Some lease contracts are participated or sold on a non-recourse basis through lease brokers. SCLC originates the majority of leases retained in its portfolio. However, the majority of its clients are referred by lease brokers. Leases are approved on a contract by contract basis. Leases up to $100,000 require the approval of the President and the Chief Credit Officer of SCLC.
     Leases exceeding $100,000 up to $250,000 requires the approval of the President and Chief Credit Officer of SCLC as well as the President of the Company. Lease contracts are collateralized by the underlying equipment and are usually guaranteed by the principals of the lessee. The Company's leasing credit practice is based upon the lessee's financial position, creditworthiness and ability to meet cash flow obligations. All other credit considerations are similar to those followed by the commercial lending group.

     For additional information concerning leasing, see Note 2 of Notes to the Consolidated Financial Statements.

     RECEIVABLES FINANCING ACTIVITIES

     Source Capital Finance, Inc. ("SCFI"), a Washington corporation and a wholly owned subsidiary of the Company, is a specialized financial services company principally engaged in the business of providing receivables-based commercial financing. SCFI began operations in November 1997 targeting wholesalers, distributors, manufacturers and service businesses having business customers within a 100-mile radius of Spokane, Washington. Companies in the retail sector are not expected to be a part of SCFI's market. Targeted businesses have sales volume between $100,000 and $5 million. Generally, SCFI does not finance receivables of less than $100 or greater than $150,000. SCFI's concentration policy is to have no more than $250,000 in total purchased invoices from any one client that are unpaid at any time. SCFI presently leases space in the Company's corporate offices in Spokane.

     SCFI provides financing to its clients through the purchase of sales invoices owed to SCFI's clients by the client's customers on a full recourse, complete notification basis. SCFI uses a seven-step process which is designed to ensure the validity and collectibility of the invoices that it purchases. Once SCFI has purchased an invoice, its client can elect to continue collections or can arrange to have SCFI collect for an additional fee. Clients who elect to continue their own collections have up to 90 days for payments to be made. At the end of 90 days, clients have the option of repurchasing the invoice from SCFI or replacing the invoice with an invoice of equal value and acceptable credit risk. If SCFI is not able to collect an invoice for its client, the invoice is subject to full recourse at the end of 180 days. The client can then repurchase the invoice or replace it with one of equal value with acceptable credit risk to SCFI.

     SCFI charges fees dependent upon whether it or the client is responsible for collection. In cases where the client is to collect on invoices, SCFI charges 1% for payments collected within 10 days and an additional 1% for each additional ten day period that the invoice remains outstanding, up to a total of 9% on an invoice that is outstanding for 81 to 90 days. If an invoice for which it serves as the collection agent has not paid within 90 days, an additional 3.5% servicing fee is charged to the client. SCFI charges an up front servicing fee of 1.5% in instances where it serves as the collection agent.

     LOANS, LEASES AND REAL ESTATE OWNED

     To measure the quality of assets, or to determine the adequacy of the reserve for possible loan and lease losses, the Company reviews the performance of each loan and lease, the valuation of all collateral, the payment history of the borrower, current economic conditions of the geographical area in which the loan or lease was made and market analysis of the type of collateral. This information is obtained primarily through on-site inspections, market analysis, new appraisals, financial performance of the borrower and purchase offers. A specific allowance for credit losses is established for any non-performing loans and leases where the underlying collateral value (less costs of disposal) is below the recorded loan or lease receivable. Upon repossession, real estate owned is recorded at the lower of the cost or fair value less estimated selling costs and is reviewed at least monthly thereafter until disposition of the property.

     At December 31, 1997 and 1996, the allowance for credit losses was approximately $223,000 and $176,000, respectively, which in the opinion of management was adequate.

     Delinquent and problem loans and leases are a normal part of any lending business. If a borrower fails to make a required payment when due, the Company institutes collection procedures which include the mailing of past due notices, follow-up phone calls and/or personal contact. In most cases, delinquencies are cured promptly. If the loan or lease remains delinquent, the Company initiates repossession, foreclosure or other collection proceedings.

     Loans and leases are considered delinquent when a scheduled payment becomes 30 days past due. The following table sets forth the principal balances of delinquent loans and leases in the Company's loan and lease portfolio at December 31, 1997 and 1996.

                                                   Principal    % of Total
       1997                                        Balance      Amount
       ----------------                            ----------   ----------
       Commercial loans                            $1,354,029      3.7%
       Leases                                      $   27,916       .8%

       1996
       ----------------
       Commercial loans                            $1,270,503      4.8%

     Of the total past due loans at December 31, 1997, $455,249 exceeded 90 days past due. There were no leases at December 31, 1997, which exceeded 90 days past due. For additional information concerning delinquencies and real estate owned see Notes 2 and 4 of Notes to the Consolidated Financial Statements.


     INVESTING ACTIVITIES

     A covenant contained in the Company's credit agreement with Seafirst Bank requires the Company to maintain $400,000 in liquid assets. To comply with this requirement, the Company in the past invested in short and intermediate term U.S. government securities and corporate debt securities. In 1997 the Company liquidated its bond portfolio and currently holds equity securities and money market funds to satisfy this requirement. All excess cash is applied to reduce the Company's credit line.

     For additional information concerning investing activities, see Note 3 of Notes to the Consolidated Financial Statements.

     SOURCES OF FUNDS

     Funding for new loans is provided from repayments of principal and interest on current loans and from a $30,000,000 line of credit from Seafirst Bank, which expires on April 30, 1998. Borrowings under the Company's credit agreement with Seafirst Bank bear interest at .375% over the bank's prime rate (8.875% at December 31, 1997). The Company at its option may purchase "LIBOR" (London Interbank Offered Rate) contracts as a part of its line of credit. The Company's outstanding debt at December 31, 1997 included $15,000,000 in "LIBOR" contracts in the total $24,635,000 outstanding under the credit agreement. The "LIBOR" contracts purchased by the Company bear interest at 2.75% over the "LIBOR" rate on the date of purchase. The average rate on the contracts held by the Company at December 31, 1997 was 8.57%. All borrowings under the credit agreement are collateralized by loans receivable. The credit agreement contains certain restrictive covenants including maximum percentages of loan categories allocated to land loans, second mortgages and loan terms exceeding 24 months. The credit agreement also contains covenants requiring the Company to maintain a minimum level of cash and marketable securities of at least $400,000 and tangible net worth plus subordinated debt of at least $11,500,000. The credit line is annually renewable and the Company expects the line will be renewed on its expiration date. See Notes 6 and 12 of Notes to the Consolidated Financial Statements.

     The Company's funding for new leases is provided from repayments of current leases and from a separate $4,000,000 line of credit from Seafirst Bank. See Note 6 and 12 of Notes to the Consolidated Financial Statements.

     COMPETITION

     The market for non-regulated financial services providers such as the Company is highly competitive and fragmented. The markets for small and medium-size commercial equipment leases, non-traditional accounts receivable and real estate financing are extensive and growing rapidly.

     Competition in the markets in which the Company competes is intense and includes many regional and national regulated financial institutions with substantially greater resources than the Company. The Company also competes against finance companies that provide low-cost credit facilities to a proprietary customer base. Management believes that the Company's primary competitors include: (i) Southern Pacific Funding, Pacific Coast Investment and Olympic Coast Investments, in real estate financing; (ii) ABCO Leasing, Summit Leasing and Financial Pacific Leasing, in equipment leasing; and (iii) Capco Financial and Access Financial in accounts receivable financing.

     The Company believes it has positioned itself to compete against providers of commercial business financing by reason of its high level of service to customers, its experienced personnel and its ability to provide turn-key financial solutions to small and mid-size business as well as non-traditional commercial customers.

     EMPLOYEES

     At December 31, 1997, the Company employed seventeen people, none of whom were represented by a collective bargaining unit. The Company believes relations with its employees are good.


     Item 2.  Description of Properties
     ----------------------------------
     The Company's headquarters are located in leased offices at 1825
     N. Hutchinson Rd., Spokane, Washington 99212. The lease expires in May 2001. For more information concerning this lease see Note 10 of Notes to the Consolidated Financial Statements. The Company also occupies leased office space located at 200 First Ave. West, Suite 403, Seattle, Washington, and at 614 S. W. Eleventh Ave. Suite
     D. Gallery Level, Portland, Oregon.

     Additionally, the Company has properties obtained through foreclosure, which are held for sale in the normal course of business. See Note 4 of Notes to the Consolidated Financial Statements. See discussion of real estate lending activities in Item 1, Description of Business Commercial Lending Activities.

     Item 3.  Legal Proceedings.
     ---------------------------
     The Company is from time to time a party to various legal actions occurring in the normal course of business. Management believes that there are no threatened or pending proceedings against the Company that, if determined adversely, would have a material effect on the business or financial position, results of operations or cash flows of the Company.

     Item 4.  Submission of Matters to a Vote of Security Holders.
     -------------------------------------------------------------
     No matters were submitted to a vote of shareholders of the Company's common stock during the fourth quarter of 1997.


     PART II

     Item 5.  Market for Common Equity and Related Stockholder Matters.
     ------------------------------------------------------------------
     Since 1991, the Company's common stock has traded on the over-the-counter market. In July 1996 the Company applied for and was accepted for listing on the Nasdaq Small Cap Market tier of the Nasdaq Stock Market. At the annual meeting of shareholders held on May 9, 1996, a resolution was adopted to effect a one-for-five reverse split of the Company's Class A common stock whereby one new share of Common stock was issued in exchange for every five shares of Class A Common stock formerly outstanding. Effective on May 31,1996 at 5:00 P.M. P.D.T. the number of outstanding shares of common stock was reduced from 7,115,244 to 1,422,144. The new shares of Source Capital Corporation are designated as "Source Capital Corporation Common Stock" having no stated par value.

     As of March 5, 1998, there were approximately 975 holders of record of the Company's common stock. Market prices since July 1996 were obtained from the Nasdaq monthly stock activity reports. Prices for the first half of 1996 were obtained from Nasdaq's "Electronic Bulletin Board". The prices reported in the over-the-counter market reflect inter-dealer prices, without regard to retail markups, markdowns or commissions, and do not necessarily represent actual transactions. The high and low prices for 1996 have been restated to reflect the one for five reverse split and are as follows:

       1997                                               Common
       -------------                                      ---------------
       Quarter Ended                                      High     Low
       -------------                                      ------   ------
       March 31                                           $ 7.31     6.25
       June 30                                              7.00     5.38
       September 30                                         6.75     5.63
       December 31                                          7.63     5.53

       1996                                               Common
       -------------                                      ---------------
       Quarter Ended                                      High     Low
       -------------                                      ------   ------
       March 31                                           $ 9.40     6.15
       June 30                                              9.55     8.80
       September 30                                        10.00     7.75
       December 31                                          8.50     7.25

     On March 5, 1998 the closing price was $8.50.

     The Company's dividend history is as follows:

       Date paid                                          Amount per share
       -----------------                                  ----------------
       April 19, 1996                                           $.15
       February 28, 1997                                         .18
       February 27, 1998                                         .18

     Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.
     --------------------------------------------------------------------
     RESULTS OF OPERATIONS - 1997 COMPARED TO 1996

     The Company reported net income of approximately $739,000 or $.54 per diluted share for the year ended December 31, 1997 compared to net income of approximately $847,000 or $.59 per diluted share for the year ended December 31, 1996. The decrease of $108,000 in 1997 net income compared to 1996 net income, is primarily due to the net gain of approximately $376,000 (net of income tax) realized on the sale of real estate (including a retail shopping center) in 1996, compared to net gains on the sale of real estate in 1997 of approximately $49,000. The lack of a comparable gain in 1997 was mitigated by a 71% (approximately $1,264,000) increase in interest margin, (interest and lease income less interest expense) over 1996. The increase in interest margin was the result of an increase in interest and fees of approximately $2,023,000 and leasing revenues of approximately $188,000 for which there was no corresponding revenue in 1996. These revenue gains were partially offset by an increase in interest expenses of approximately $947,000 and a decrease in rent revenue of approximately $558,000.

     The increase in interest and fee income was due to the Company's ability to grow its average earning asset portfolio by approximately $10.2 million, to $30.5 million in 1997. The primary growth in the Company's earning assets took place in the last half of 1997, thereby keeping the average lower than would be expected considering the increase in the Company's assets from $30.1 million at the end of 1996 to $43 million at December 31, 1997. The increase in interest expense correlates directly to the increase in the Company's loan and lease portfolio as the Company was able to increase its leverage thereby positioning itself for future growth in its commercial real estate lending and leasing portfolios. The sale of the Company's shopping center had a negative impact of approximately $190,000 on the Company's net margin for 1997 as compared to 1996.

     Non-interest operating expenses increased by approximately $416,000 in 1997 as compared to 1996. Salaries and benefits increased by approximately $333,000 primarily due to a near doubling of the Company's work force. At December 31, 1997 the Company employed two personnel in its factoring operation which was started in the fourth quarter of 1997, four personnel in its leasing operations and five personnel in its real estate lending operations and four personnel in administrative and support operations. Other operating expenses increased by approximately $84,000 primarily due to an increase in rent expense of approximately $37,000 related to the cost of occupying additional office space, in Spokane and the opening of a Portland office. Appraisal fees increase by approximately $35,000 as the Company ordered several appraisals on real estate collateral related to several of its larger loans. The purpose of the appraisals was to confirm collateral value in these loans and to enable the Company to borrow under the Company's line of line of credit, at a higher percentage of the loan amount.

     Net interest margin on earning assets decreased from 11.5% in 1996 to 9.6% in 1997. This decrease is primarily due to the increased amount of borrowed funds as a percentage of the loan portfolio. The Company's earning asset to equity ratio increased from 2.18 to 1 at year end 1996 to 3.22 to 1 at December 31, 1997 which resulted in a lower interest margin but higher net revenues due to an increase in the Company's earning assets. Additionally the yield on the Company's loan portfolio was lower in 1997 due to lower loan fees charged to borrowers by reason of increased competition.

     The income tax provision decreased from approximately $437,000 in 1996 to approximately $385,000 in 1997. Although the Company has significant net operating loss carryforwards available to reduce income taxes payable, the utilization of these net operating losses is limited each year due to the change in ownership of the Company which occurred in 1991. Although for financial statement purposes the Company reported approximately $385,000 in income tax expense for 1997 (in accordance with FASB Statement 109 "Accounting for Income Taxes"), for income tax purposes, the actual tax liability for 1997 was approximately $156,000. As discussed in Note 5 of Notes to the Consolidated Financial Statements, the deferred tax assets result primarily from net operating loss carryforwards.

     FINANCIAL CONDITION AND LIQUIDITY

     At December 31, 1997, the Company had approximately $474,000 of cash and cash equivalents and $251,000 of marketable securities. The Company's primary sources of cash during 1997 were approximately $23,500,000 from short-term borrowings, $10,923,000 of principal repayments on outstanding loans, $952,000 from operations, $782,000 collections on direct financing leases and $477,000 sale of marketable securities. In 1997, the primary uses of cash were approximately $21,144,000 of loan originations, $10,523,000 repayment of short-term borrowings, $3,717,000 additions to direct financing leases, $433,000 purchase and redemption of capital stock, and $255,000 payment of dividends.

     The Company has a $30,000,000 revolving line of credit with Seafirst Bank which expires on April 30, 1998. Additionally the Company has a separate $4,000,000 line from Seafirst Bank to fund its leasing operations. The commitments under this line also expire on April 30, 1998. The Company anticipates that the lines will be renewed for another year at that time. Management believes that the lines of credit, coupled with the cash and short-term investments held at December 31, 1997, normal loan and lease repayments, the sale of part or all of the real estate owned and the funds received from the sale of $6,000,000 of Subordinated Convertible Debentures subsequent to year end, (see Note 12 of Notes to the Consolidated Financial Statements), will provide sufficient cash to fund operating needs during 1998. However, the Company may seek additional funds dependent on the direct lending and leasing demand and other projects the Company may endeavor to undertake during the year.

     EFFECTS OF INFLATION AND CHANGES IN INTEREST RATES.

     Interest rates earned on the Company's loan portfolio are subject to change as inflationary pressures, and other factors, affect prime interest rates. At December 31, 1997, interest rates being charged on approximately 94% of the Company's loan portfolio were based upon the prime interest rate or other indexes. The remaining loans have fixed interest rates. The Company's line of credit agreement provides for variable interest based upon the prime rate or, at the Company's option, a "LIBOR" based rate.

     Management believes that any negative effects of an increase in the prime interest rate would be largely offset by the Company's relatively short-term loan portfolio, balloon payments and the large percentage of variable rate loans.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments for an Enterprise and Related Information ("SFAS No. 131"). This Statement will require public companies to report selected information about segments in their annual financial statements and requires public companies to report selected segment information in their reports to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the effect, if any, of SFAS No. 131 on its consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This Statement requires that comprehensive income be reported in a financial statement and displayed with the same prominence as other financial statements. This Statement will require the Company to report unrealized gains and losses on investment securities as components of comprehensive income. Management has not yet determined which format it will choose to display comprehensive income. This Statement is effective for fiscal years beginning after December 15, 1997.


     Item 7.  Financial Statements.
     ------------------------------
     Information required by this Item is included in the Consolidated Financial Statements filed as a part of this report.

     Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     --------------------------------------------------------------------
     None.


     PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of The Exchange Act.
     ----------------------------------------------------------------------
     To be included in the proxy statement to be filed by the registrant with the Securities and Exchange Commission prior to April 29, 1998, pursuant to Regulation 14A adopted under the Seucirities Exchange Act of 1934 and incorporated herein by reference.

     Item 10.  Executive Compensation.
     ---------------------------------
     To be included in the proxy statement to be filed by the registrant with the Securities and Exchange Commission prior to April 29, 1998, pursuant to Regulation 14A adopted under the Seucirities Exchange Act of 1934 and incorporated herein by reference.

     Item 11.  Security Ownership of Certain Beneficial Owners and
               Management.
     -------------------------------------------------------------
     To be included in the proxy statement to be filed by the registrant with the Securities and Exchange Commission prior to April 29, 1998, pursuant to Regulation 14A adopted under the Seucirities Exchange Act of 1934 and incorporated herein by reference.

     Item 12.  Certain Relationships and Related Transactions.
     ---------------------------------------------------------
     To be included in the proxy statement to be filed by the registrant with the Securities and Exchange Commission prior to April 29, 1998, pursuant to Regulation 14A adopted under the Seucirities Exchange Act of 1934 and incorporated herein by reference.

     Item 13.  Exhibits and Reports on Form 8-K.
     -------------------------------------------
     (a)       Exhibits                                         Exhibit No.
               -----------------------------------------------  -----------
               Articles of Incorporation of Source Capital
               Corporation, incorporated by reference to
               Exhibit A to Form 8-K dated February 7, 1994.    3.1

               Articles of Amendment to the restated Articles
               of Incorporation of Source Capital Corporation,
               incorporated by reverence to Exhibit C to
               Form 8-K dated May 16, 1996.                     3.2

               Bylaws of Source Capital Corporation, incorpor-
               ated by reference to Exhibit A to Form 8-K
               dated February 7, 1994.                          3.3

               Executive Compensation Plans Arrangements and
               Other Management Contracts:

                 Employment Contract of Alvin J. Wolff, Jr.
                 effective January 1, 1995, incorporated by
                 reference to Exhibit A to Form 8-K dated
                 January 4, 1995.                               10.1

                 Employment Agreement with D. Michael Jones
                 dated January 18, 1996.  Incorporated by
                 reference to Exhibit 10.2 filed with the
                 Company's 10KSB dated December 31, 1996.       10.2

                 Statement re: Computation of earnings per
                 share.  The computation of earnings per
                 share can be determined from the Financial
                 Statements filed as a part of this report.
                 Exhibit 11 is therefore omitted.               11

                 Financial Data Schedule                        27

               Report on Form 8-K
                 No Reports on Form 8-K were filed during the last quarter of 1997.

     SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SOURCE CAPITAL CORPORATION
                                   (Registrant)

     Date:  March 20, 1998    By:  /s/ D. Michael Jones
            --------------        ---------------------------------------
                                  D. Michael Jones, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date:  March 20, 1998    By: /s/ D. Michael Jones
            --------------        ---------------------------------------
                                  D. Michael Jones, President
                                  (Principal Executive Officer), Director

     Date:  March 20, 1998    By: /s/ Lester L. Clark
            --------------        ---------------------------------------
                                  Lester L. Clark, Vice President,
                                  Treasurer and Secretary (Principal
                                  Accounting and Financial Officer)

     Date:  March 20 1998     By: /s/ Alvin J. Wolff, Jr.
            -------------         ---------------------------------------
                                  Alvin J. Wolff, Jr., Director,
                                  Chairman of the Board

     Date:  March 20, 1998    By: /s/ Clarence H. Barnes
            --------------        ---------------------------------------
                                  Clarence H. Barnes, Director

     Date:  March 20, 1998    By: /s/ Robert E. Lee
            --------------        ---------------------------------------
                                  Robert E. Lee, Director

     Date:  March 20, 1998    By: /s/ Daniel R. Nelson
            --------------        ---------------------------------------
                                  Daniel R. Nelson, Director

     Date:  March 20, 1998     By: /s/ Charles G. Stocker
            --------------        ---------------------------------------
                                  Charles G. Stocker, Director

     Date:  March 20, 1998     By: /s/ John A. Frucci
            --------------        ---------------------------------------
                                  John A. Frucci, Director

     Date:  March 20, 1998     By: /s/ William H. Roberts
            --------------        ---------------------------------------
                                  William H. Roberts, Director

     SOURCE CAPITAL CORPORATION
     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


     Report of Independent Accountants

     Consolidated Balance Sheets

     Consolidated Statements of Income

     Consolidated Statements of Changes in Stockholders' Equity

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

     REPORT OF INDEPENDENT ACCOUNTANTS




     The Board of Directors and Stockholders
     Source Capital Corporation
     Spokane, Washington


     We have audited the accompanying consolidated balance sheets of Source Capital Corporation as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Source Capital Corporation as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                          /S/ COOPERS & LYBRAND L.L.P.


     Spokane, Washington
     January 30, 1998, except for Note 12 as of which the date is February 11, 1998.

     SOURCE CAPITAL CORPORATION
     CONSOLIDATED BALANCE SHEETS
     December 31, 1997 and 1996


                                                 1997          1996
                                                 -----------   -----------
     ASSETS

     Loans receivable, net                       $36,551,013   $26,059,031
     Leases receivable, net                        2,917,145
     Finance receivables, net                        104,244
     Accrued interest receivable                     345,424       295,047
     Cash and cash equivalents                       473,551        21,506
     Marketable securities                           250,724       740,004
     Real estate owned                               556,342       916,196
     Other assets                                    391,614       360,839
     Deferred income taxes                         1,456,239     1,685,535
                                                 -----------   -----------
         Total assets                            $43,046,296   $30,078,158
                                                 ===========   ===========
     LIABILITIES

     Note payable to bank                        $26,990,096   $14,000,000
     Long-term debt                                3,187,539     3,214,824
     Accounts payable and accrued expenses           512,792       550,638
                                                 -----------   -----------
         Total liabilities                        30,690,427    17,765,462
                                                 -----------   -----------

     Commitments (Notes 2, 8 and 10)

     STOCKHOLDERS' EQUITY

     Preferred stock, no par value, 10,000,000
       shares authorized, none outstanding
     Common stock, no par value, authorized
       10,000,000 shares; issued and out-
       standing, 1,355,818 and 1,417,200 shares    7,038,802     7,462,827
     Additional paid-in capital                    2,049,047     2,049,047
     Net unrealized loss on marketable
       securities                                    (27,143)      (10,480)
     Retained earnings                             3,295,163     2,811,302
                                                 -----------   -----------
         Total stockholders' equity               12,355,869    12,312,696
                                                 -----------   -----------
         Total liabilities and stockholders'
           equity                                $43,046,296   $30,078,158
                                                 ===========   ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     SOURCE CAPITAL CORPORATION
     CONSOLIDATED STATEMENTS OF INCOME
     for the years ended December 31, 1997 and 1996

                                                 1997          1996
                                                 -----------   -----------
     Financing income:
       Interest and fee income                   $ 4,866,935   $ 2,843,874
       Lease financing income                        188,158
       Rental income, net                             25,960       584,005
       Interest expense                           (2,016,322)   (1,069,372)
                                                 -----------   -----------
             Net financing income                  3,064,731     2,358,507

     Other income and provision for loan
       losses:
         Gains on investments and real estate
           (net)                                      48,557       570,577
       Provision for loan and lease losses           (23,000)      (95,000)
                                                 -----------   -----------
     Income before operating expense               3,090,288     2,834,084
                                                 -----------   -----------
     Operating expense:
       Employee compensation and benefits          1,253,593       920,850
       Other operating expenses                      712,835       629,279
                                                 -----------   -----------
             Total non-interest expenses           1,966,428     1,550,129
                                                 -----------   -----------
     Income before income taxes                    1,123,860     1,283,955
                                                 -----------   -----------
     Income tax provision:
       Current                                      (155,604)     (397,235)
       Deferred                                     (229,296)      (39,765)
                                                 -----------   -----------
             Total income tax provision             (384,900)     (437,000)
                                                 -----------   -----------
     Net income                                  $   738,960   $   846,955
                                                 ===========   ===========
     Net income per common share - basic         $       .54   $       .60
                                                 ===========   ===========
     Net income per common share - diluted       $       .54   $       .59
                                                 ===========   ===========
     Weighted average number of basic common
       shares outstanding                          1,373,850     1,422,111
                                                 ===========   ===========
     Weighted average number of diluted
       common shares outstanding                   1,373,850     1,443,115
                                                 ===========   ===========
     Cash dividends per share                    $       .18   $       .15
                                                 ===========   ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     SOURCE CAPITAL CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY for the years ended December 31, 1997 and 1996


                                                                                                      Net
                                                                                                      Unrealized
                                                               Common Stock              Additional   Losses on
                                                               -----------------------   Paid-in      Marketable   Retained
                                                               Shares       Amount       Capital      Securities   Earnings
                                                               ----------   ----------   ----------   ----------   ----------
      Balances, December 31, 1995                              *1,423,079   $7,459,528   $2,049,047   $   12,396   $2,177,804
        Cash dividend ($.15 per share) paid April 19,
          1996                                                                                                       (213,457)
        Redemption and cancellation of outstanding
          common stock                                               (934)      (8,252)
        Cancellation of unclaimed common stock and
          capitalization of unclaimed distributions                (4,925)      11,551
        Net income                                                                                                    846,955
        Net change in unrealized losses on marketable
          securities                                                                                     (22,876)
                                                               ----------   ----------   ----------   ----------   ----------
      Balances, December 31,  1996                              1,417,220    7,462,827    2,049,047      (10,480)   2,811,302
        Cash dividend ($.18 per share) paid February 28,
          1997                                                                                                       (255,099)
        Stock options granted                                                    8,800
        Redemption and cancellation of outstanding
          common stock                                            (62,588)    (432,825)
        Exercise of common stock options, net of reduction          1,186
        Net income                                                                                                    738,960
        Net change in unrealized losses on marketable
          securities                                                                                     (16,663)
                                                               ----------   ----------   ----------   ----------   ----------
      Balances, December 31, 1997                               1,355,818   $7,038,802   $2,049,047   $  (27,143)  $3,295,163
                                                               ==========   ==========   ==========   ==========   ==========

      * Share amounts have been restated to reflect a 1 for 5 reverse stock split completed on May 31, 1996.

     The accompanying notes are an integral part of the consolidated financial statements.

     SOURCE CAPITAL CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     for the years ended December 31, 1997 and 1996

                                                                  1997          1996
                                                                  -----------   -----------
      Cash flows from operating activities:
        Net income                                                $   738,960   $  846,955
        Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation                                               31,665       21,745
            Provision for loan and lease losses                        23,000       95,000
            Impairment loss on real estate owned                                   120,000
            Deferred income tax provision                             229,296       39,765
            (Gain) loss on sale of marketable securities               (4,559)      15,860
            Gain on sale of real estate owned                         (43,998)    (700,841)
            Gain on sale of office furniture and equipment                          (5,594)
            Compensation expense associated with options
              granted                                                   8,800
            Change in:
              Accrued interest and other assets                          (781)    (380,776)
              Accounts payable and accrued expenses                   (30,291)     409,274
                                                                  -----------   -----------
                Net cash provided by operating activities             952,092      461,388
                                                                  -----------   -----------
      Cash flows from investing activities:
        Purchases of marketable securities                                        (299,877)
        Proceeds from sale of marketable securities                   477,176       94,122
        Loan originations                                         (21,143,542) (21,729,608)
        Loan repayments                                            10,923,154   10,943,335
        Additions to direct financing leases                       (3,717,495)
        Collections on direct financing leases                        782,350
        Additions to financed receivables                            (162,496)
        Collections on financed receivables                            58,252
        Capitalization of costs related to real estate owned           (5,929)    (139,719)
        Proceeds from sale of real estate owned                       139,198    1,247,651
        Purchase of office furniture and equipment                   (118,786)     (95,172)
        Proceeds from sale of office furniture and equipment              739       52,897
                                                                  -----------   -----------
                Net cash used in investing activities             (12,767,379)  (9,926,371)
                                                                  -----------   -----------
      Cash flows from financing activities:
        Proceeds from line of credit borrowings                    23,513,527   18,170,500
        Payments on line of credit borrowings                     (10,523,431) (12,070,500)
        Proceeds from long-term debt                                             3,220,000
        Payments of long-term debt                                    (34,840)      (5,176)
        Payments for redemption of common stock                      (432,825)      (8,252)
        Cash dividends paid                                          (255,099)    (213,457)
                                                                  -----------   -----------
                Net cash provided by financing activities          12,267,332    9,093,115
                                                                  -----------   -----------
      Net change in cash and cash equivalents                     $   452,045   $ (371,868)
      Cash and cash equivalents, beginning of year                     21,506      393,374
                                                                  -----------   -----------
      Cash and cash equivalents, end of year                      $   473,551   $   21,506
                                                                  ===========   ===========

     SOURCE CAPITAL CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED for the years ended December 31, 1997 and 1996

                                                                  1997          1996
                                                                  -----------   -----------
      Supplemental disclosure of cash flow information:
        Interest paid                                             $ 1,945,234   $1,035,456
        Income taxes paid                                             494,825      199,309

      Non-cash financing and investing transactions:
        Financing of sales of real estate owned                       377,194    3,800,000
        Loans and interest converted to real estate owned
           through repossession                                      (106,611)    (293,845)
        Conversion of accounts payable to capital                                  (11,551)

      The accompanying notes are an integral part of the consolidated financial statements.

     SOURCE CAPITAL CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          ORGANIZATION

          Source Capital Corporation was incorporated in Washington in October 1969. The Company is engaged in lending activities, primarily making direct loans to individuals and corporations. Approximately 85% of the Company's loan portfolio is collateralized by real estate located in the Pacific Northwest. In April 1997, the Company began equipment leasing operations through its wholly owned subsidiary, Source Capital Leasing Company, and in November 1997 began an accounts receivable factoring operation though its other wholly owned subsidiary, Source Capital Finance Inc.

          PRINCIPLES OF CONSOLIDATION

          The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          LOANS RECEIVABLE

          Loans receivable are reported at outstanding balance, including principal and accrued interest, and adjusted for the allowance for losses and any deferred fees or costs.

          Loan origination fees, net of certain direct origination costs, are deferred and amortized as an adjustment of yield over the term of the related loan.

          ALLOWANCE FOR LOSSES ON LOANS AND LEASES

          The allowance for credit losses is based on a current evaluation of the probable losses in the Company's loan and lease portfolios. Provision for loss is recognized based on the estimated fair value of the underlying collateral, net of selling costs.

          LEASES RECEIVABLE

          The Company accounts for its portfolio of leases receivable as direct financing leases, and accordingly, records the minimum lease payments, including any unguaranteed residual value.

          The Company reports its net investment in direct financing leases as an asset in its consolidated balance sheet. Unearned revenue from finance income, after deducting initial direct costs, is recognized as revenue over the term of the lease so as to produce a constant periodic rate of return on the Company's investment in the lease.

      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

          FINANCE RECEIVABLES

          The Company records the finance receivables under factoring arrangements at the full balance of the factored receivable. The Company expects that these amounts will be repaid through collection of the receivable rather than by direct repayment from the customer.

          Fees related to factoring activities are recognized in income over the period during which services are provided.

          CASH EQUIVALENTS

          The Company considers cash equivalents to be short-term, highly liquid investments with maturities of three months or less at the date of purchase. The Company, on occasion, has cash in institutions which may exceed federal depository insurance limits. The Company places such deposits with high-credit quality institutions and has not experienced any losses.

          MARKETABLE SECURITIES

          The Company invests in corporate and U.S. government bonds and minimizes its investment in any one corporate bond or industry. Investments in debt securities are classified as available-for-sale securities for which unrealized gains and losses are recognized as a component of stockholders' equity. Realized gains or losses on the sale of securities are reflected in operations based on specific identification.

          REAL ESTATE OWNED

          The Company records foreclosed assets as real estate owned which is stated at the lower of (a) the fair value of the asset minus the estimated selling costs, or (b) the cost of the asset. Costs for the development and improvement of the real estate are capitalized during the period in which the real estate property is being readied for its intended use. Pending the sale of certain repossessed properties, the Company incurs certain expenses associated with the properties, which are recognized in operations.

      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

          OFFICE FURNITURE AND EQUIPMENT

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

          INCOME RECOGNITION

          Interest income from loans is recognized using the accrual method. Accrual of income is suspended when a loan is contractually delinquent for 90 days or more, unless the value of the underlying collateral exceeds the sum of the loan and accrued interest balances. The accrual is resumed when the loan becomes contractually current, and past-due interest income is recognized at that time, unless collection of the loan and interest is doubtful.

          Loan origination fees net of direct loan costs are deferred and amortized to interest income, using the interest method, over the contractual term of the loan.

          INCOME TAXES

          Deferred tax assets and liabilities are recognized for the future income tax consequences of transactions that have been recognized in the Company's financial statements, using enacted tax rates in effect in the years in which the temporary differences between the carrying amount and the tax basis are expected to reverse (see
          Note 5).

          The Company files a consolidated income tax return with its subsidiaries.

          NET INCOME PER SHARE

          Net income per share - basic is computed by dividing net income by the weighted-average number of common shares outstanding during
          the period.  Net income per share   diluted is computed by
          dividing net income by the weighted-average number of common shares outstanding increased by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

          NET INCOME PER SHARE, CONTINUED

          The net income per share disclosures have been made in accordance with SFAS No. 128, "Earnings per Share," which was applied by the Company in 1997. In accordance with SFAS No. 128, all prior net income per share data has been restated to conform to this presentation. During the year ended December 31, 1997, outstanding stock options were not included in the computation of earnings per share because the effect was antidilutive. During the year ended December 31, 1996, stock options outstanding resulted in the addition of 21,004 weighted-average shares to the diluted net income per share computation.

          ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          NEW ACCOUNTING PRONOUNCEMENTS

          In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments for an Enterprise and Related Information ("SFAS No. 131"). This Statement will require public companies to report selected information about segments in their annual financial statements and requires public companies to report selected segment information in their reports to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the effect, if any, of SFAS No. 131 on its consolidated financial statements.

          In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This Statement requires that comprehensive income be reported in a financial statement and displayed with the same prominence as other financial statements. This Statement will require the Company to report unrealized gains and losses on investment securities as components of comprehensive income. Management has not yet determined which format it will choose to display comprehensive income. This Statement is effective for fiscal years beginning after December 15, 1997.

      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

          RECLASSIFICATIONS

          Certain 1996 balances have been reclassified to conform with the 1997 presentation with no effect on retained earnings or net income as previously reported.


      2.  LOANS AND LEASES RECEIVABLE:

          Loans receivable consist of short-term and long-term loans made to individuals and corporations. Virtually all loans are collateralized by real property. At December 31, 1997, approximately 94% of the loans have interest rates that fluctuate based upon changes in the prime interest rate. Loans receivable, the weighted-average interest rate and effective yield (including amortized loan fees) by type of loan at December 31, 1997 and 1996 consist of the following:

                                                                                Effective
                                                                 Weighted-      Yield
                                                                 Average        on Average
                                                                 Contractual    Loans
              1997                                 Amount        Interest Rate  Outstanding
              -----------------------------        -----------   -------------  -----------
              Commercial real estate loans         $ 36,553,916     12.58%         16.17%
              Residential real estate loans             526,581     14.13          14.07
                                                   -----------
              Gross loans receivable                 37,080,497
              Unearned discounts and fees              (324,518)
              Allowance for loan losses                (204,966)
                                                   -----------
              Loans receivable, net                $ 36,551,013
                                                   ===========
              1996
              -----------------------------
              Commercial real estate loans          $26,493,090     12.33%         17.10%
              Residential real estate loans             169,646     10.36          14.83
                                                   -----------
              Gross loans receivable                 26,662,736
              Unearned discounts and  fees             (427,659)
              Allowance for loan losses                (176,046)
                                                   -----------
              Loans receivable, net                $ 26,059,031
                                                   ===========

          Included in the 1997 totals above are two commercial loans totaling approximately $455,000 which have been identified as non-performing and are not accruing interest. Interest income of $28,483 was recognized on these loans during the year ended December 31, 1997. Had these loans performed in accordance with their original terms, interest income of $61,856 would have been recognized. There were five commercial real estate loans totaling approximately $856,000, which were non-performing at December 31, 1996. Interest income of $48,113 was recognized on these loans during the year ended December 31, 1996. Had these loans performed in accordance with their original terms, interest income of $63,982 would have been recognized. The average recorded investment in impaired loans during the years ended December 31, 1997 and 1996 was $555,000 and $521,500, respectively.

          The following table sets forth the final scheduled maturity dates of the principal balances of loans in the portfolio at December 31, 1997:

            Loans Maturing in
            Year Ending
            December 31,             Commercial   Residential  Total
            -----------------        -----------  -----------  -----------
            1998                     $25,900,981  $     9,653  $25,910,634
            1999                       4,628,198                 4,628,198
            2000                       1,441,594        4,139    1,445,733
            2001                                        4,246        4,246
            2002                         384,055       19,691      403,746
            Thereafter                 4,199,088      488,852    4,687,940
                                     -----------  -----------  -----------
                                     $36,553,916  $   526,581  $37,080,497
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

          The Company has outstanding loans to eleven borrowers exceeding $1,000,000 individually, which aggregate approximately $17,550,000 at December 31, 1997. Included in the aforementioned total is a loan of approximately $3,800,000 which the Company originated on the sale of its shopping center (see note 4). The Company believes that the value of the real estate that collateralizes these loans is sufficient to reduce the Company's credit risk on these loans to a reasonable level. Actual results could vary from estimates in the near term.

          At December 31, 1997, the Company has outstanding loan commitments aggregating approximately $1,800,000.

          Following are the components of the Company's investment in leases receivable at December 31, 1997:

            Minimum lease payments receivable                  $ 3,671,404
            Contingent rentals for interim rent receivable          13,498
            Unguaranteed residual value                            224,640
                                                               -----------
            Gross leases receivable                              3,909,542
            Less unearned finance income                          (974,397)
            Less allowance for uncollectible leases                (18,000)
                                                               -----------
            Net investment in leases receivable                $ 2,917,145
                                                               ===========

          Future minimum lease payments receivable at December 31, 1997 are as follows:

            Year Ending
            December 31,
            ------------
            1998                                  $   999,446
            1999                                      992,907
            2000                                      919,437
            2001                                      508,075
            2002                                      251,539
                                                  -----------
                                                  $ 3,671,404
                                                  ===========

          The following is a summary of the changes in the allowance for loan and lease losses for the years ended December 31, 1997 and 1996:

                                                  1997         1996
                                                  -----------  -----------
            Beginning balance                     $   176,076  $    87,167
              Recoveries                               23,920
              Provision                                23,000       95,000
              Write offs                                            (6,121)
                                                  -----------  -----------
            Ending balance                        $   222,996  $   176,076
                                                  ===========  ===========

      3.  MARKETABLE  SECURITIES:

          The amortized cost and estimated market values of available-for-sale debt and equity securities at December 31, 1997 and 1996 are as follows:

                                                                                      Carrying/
                                                            Gross        Gross        Estimated
                                                Amortized   Unrealized   Unrealized   Market
                                                Cost        Gains        Losses       Value
                                                ---------   ----------   ----------   ---------
              1997:
                Equity securities               $ 277,867   $    8,347   $   35,490   $ 250,724
                                                =========   ==========   ==========   =========
              1996:
                Corporate debt securities       $ 550,484   $   26,718   $   37,198   $ 540,004
                Equity securities                 200,000                               200,000
                                                ---------   ----------   ----------   ---------
                                                $ 750,484   $   26,718   $   37,198   $ 740,004
                                                =========   ==========   ==========   =========


      4.  REAL ESTATE OWNED:

          Real estate owned consists primarily of real estate obtained upon loan foreclosures and development property as follows:

                                                       1997       1996
                                                       --------   --------
            Undeveloped real estate                    $556,342   $511,212
            Other                                                  404,984
                                                       --------   --------
                                                       $556,342   $916,916
                                                       ========   ========

          In 1996, the Company recognized approximately $568,000 in net rental income from a retail shopping center, which was acquired through foreclosure in 1995. The income was partially offset by interest carrying cost of approximately $280,000. In October 1996, the Company placed permanent financing on the shopping center in the amount of $3,220,000. See Note 7.

          In December 1996, the Company sold the shopping center for approximately $4,800,000 (less selling costs) and financed a contract in the amount of $3,800,000. This sale, combined with other sales of real estate and a write down to market of the remaining other real estate, resulted in a net gain on real estate in 1996 of approximately $571,000.

      5.  INCOME TAXES:

          The income tax provision in the statements of income represents 34.0% of pre-tax income for the years ended December 31, 1997 and 1996, which approximates the federal statutory rate.

          The tax effect of the temporary differences and carryforwards giving rise to the Company's deferred tax assets at December 31, 1997 and 1996 is as follows:

                                                    1997        1996
                                                    ----------  ----------
            Net operating loss carryforwards        $1,075,479  $1,227,853
            Deferred compensation                      319,215     285,900
            Allowances for loan and lease losses       120,361     103,241
            Other                                      (58,816)     68,541
                                                    ----------  ----------
                                                    $1,456,239  $1,685,535
                                                    ==========  ==========

          Net operating loss carryforwards that will expire before utilization have been excluded from the deferred tax asset. No valuation allowance has been established for any of the Company's deferred tax assets as it is more likely than not that these assets will be realized. Realization is dependent on the generation of sufficient taxable income in future years. The amount of deferred tax asset considered realizable may be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

          At December 31, 1997, the Company has regular and alternative minimum tax net operating loss carryforwards available to offset future taxable income. These carryforwards expire as follows:

            Year Ending                                        Alternative
            December 31,                          Regular      Minimum
            ------------                          ----------   -----------
            2001                                  $   16,000
            2002                                     499,000
            2003                                   2,045,000   $   446,000
            2004                                     612,000       612,000
            2006                                      26,000        26,000
                                                  ----------   -----------
                                                  $3,198,000   $ 1,084,000
                                                  ==========   ===========

          Due to the Company's change in ownership and its election to limit the annual utilization of net operating losses rather than reduce available net operating losses, the amount of net operating losses that can be utilized in any given year to reduce future taxable income are limited to approximately $448,000.

      6.  LINE-OF-CREDIT AGREEMENT:

          The Company has a $30,000,000 revolving line-of-credit agreement with Seafirst Bank which expires on April 30, 1998. Borrowings under the line-of-credit agreement bear interest at .375% over the bank's prime rate (8.875% at December 31, 1997). At
          December 31, 1997, there was $24,635,000 outstanding under the line-of-credit agreement. All borrowings under the line-of-credit agreement are collateralized by loans receivable. The agreement requires the Company to maintain minimum levels of cash or marketable securities and a tangible net worth plus subordinated debt (see note 12) of at least $11,500,000. The Company was in compliance with all terms and covenants of the line of credit agreement at December 31, 1997. The line is annually renewable and the Company expects the line will be renewed on its expiration date.

          Additionally, the Company's wholly owned subsidiary, Source Capital Leasing Co. has a separate $4,000,000 line of credit with Seafirst Bank. Each advance under this line is evidenced by a separate note, and shall be no greater than 100% of equipment cost less security deposits and advance payments. Advances under the line of credit bear interest at a London Interbank Offered Rate (LIBOR) based rate, which approximates prime less .50%. Maturities shall not exceed 60 months and are matched to the specific lease to which it applies. At December 31, 1997, $2,355,096 was outstanding under the line-of-credit agreement. The commitment under this line expires May 1, 1998 and is renewable annually. The Company expects the line will be renewed at that time.


      7.  LONG-TERM DEBT:

          On October 16, 1996, the Company placed a mortgage on its shopping center in California in the amount of $3,220,000. The mortgage is amortized over 24 years with the entire balance due in 10 years. The interest rate is 3.75% added to the six months LIBOR and is subject to change each three-month period throughout the term of the loan. Additionally there is a prepayment penalty of 1% during the first 36 months of the loan. On December 20, 1996, the Company sold the shopping center and took back a wrapped mortgage in the amount of $3,800,000. The Company remains liable on the first mortgage.

          Aggregate amounts of principal due on this long-term debt are as follows:

            Year Ending
            December 31,
            ------------
            1998                                  $   36,350
            1999                                      40,009
            2000                                      44,036
            2001                                      48,468
            2002                                      53,347
            Thereafter                             2,965,329
                                                  ----------
                                                  $3,187,539
                                                  ==========


      8.  CAPITAL STOCK:

          The Company is authorized to issue 10,000,000 shares of Preferred Stock having no par value, and 10,000,000 (post reverse split) shares of Common Stock having no par value. In May 1996, the Company's shareholders approved the five for one reverse stock split of its Common Stock. All share amounts included herein reflect this reverse stock split.

          PREFERRED STOCK

          The Preferred Stock may be issued upon resolution adopted by the board of directors providing for the issuance and establishing the terms of each preferred stock share. Terms established by the board are to include voting rights, dividend rates, conversion rights and any other rights granted to Preferred stockholders. At December 31, 1997 and 1996, no Preferred Stock is outstanding.

          COMMON STOCK OPTIONS

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

          COMMON STOCK OPTIONS, CONTINUED

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

          In 1996 the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). As permitted by SFAS 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its Plans. Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with SFAS 123, the Company's net income and net income per share as reported would have been reduced to the pro forma amounts indicated below:

                                              1997                   1996
                                              --------------------   --------------------
                                              As         Pro         As         Pro
                                              Reported   Forma       Reported   Forma
                                              --------   ---------   --------   ---------
              Net income                      $738,960   $682,516    $846,955   $755,116
                                              ========   ========    ========   ========
              Net income per share - basic    $   0.54   $   0.50    $   0.60   $   0.53
                                              ========   ========    ========   ========
              Net income per share - diluted  $   0.54   $   0.50    $   0.59   $   0.52
                                              ========   ========    ========   ========

          The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 0% in each year, as there has been no regular dividend payment history, expected volatility of 27% and 60%; risk-free interest rates of 6.69% to 6.89% and 5.81% to 5.91%; and expected lives of 7.03 and 5.02 years.

          COMMON STOCK OPTIONS, CONTINUED

          A summary of the status of the Company's Plans as of December 31, 1997 and 1996 and changes during the years ended on those dates is presented below:

                                      1997               1996
                                      -----------------  -----------------
                                               Weighted           Weighted
                                               Average            Average
                                               Exercise           Exercise
                                      Shares   Price     Shares   Price
                                      -------  --------  -------  --------
            Outstanding at begin-
              ning of year            116,900   $6.72     62,400   $6.39
            Granted                    25,000    5.73     64,500    7.09
            Expired                                       (4,000)   5.33
            Canceled                                      (6,000)   4.85
            Exercised                  (3,000)   4.38
                                      -------   -----    -------   -----
            Outstanding at end of
              year                    138,900   $6.54    116,900   $6.72
                                      =======   =====    =======   =====
            Options exercisable at
              end of year             111,180   $6.73    101,810   $6.66
                                      =======   =====    =======   =====

            Weighted-average fair
              value of options
              granted during the
              year                              $6.08              $4.50
                                                =====              =====

          During 1997, option holders exercised 3,000 options through a noncash transaction which resulted in 1,186 common shares being issued.

          The following table summarizes information about the Plan's stock options at December 31, 1997:

          COMMON STOCK OPTIONS, CONTINUED


                              Options Outstanding                                       Options Exercisable
                              -------------------------------------------------------   ------------------------------------
                              Number              Weighted-Average                      Number
            Range of          Outstanding at      Remaining          Weighted-Average   Exercisable at      Weighted-Average
            Exercise Prices   December 31, 1997   Contractual Life   Exercise Price     December 31, 1997   Exercise Price
            ---------------   -----------------   ----------------   ----------------   -----------------   ----------------
              $4.00-$4.99           24,400            7.0 years           $4.60               21,580             $4.62
              $5.00-$5.99           25,000            7.0                  5.18               10,000              5.00
              $6.00-$6.99           20,000            6.1                  6.51               20,000              6.51
              $7.00-$7.99           29,500            9.0                  7.25               22,000              7.25
              $8.00-$8.99           38,000            5.6                  8.19               35,600              8.15
              $9.00-$9.99            2,000            6.4                  9.40                2,000              9.40
                                   -------                                                   -------
                                   138,900                                                   111,180
                                   =======                                                   =======

          The Company recognized $8,800 of compensation expense in 1997 under the Plans.


      9.  BENEFIT PLANS:

          The Company has a non-qualified retirement plan for its Chairman of the Board and former President (the Chairman) under which (at his annual election), all or a portion of his salary and bonuses are placed into an off-balance sheet trust fund. The assets in the trust fund are subject to the claims of the general creditors of the Company. Excluding this claim, the assets of the trust fund are restricted solely for the distribution to the Chairman upon his retirement, termination or death. From the date of the plan, the Chairman has elected to defer all salary and bonus. From its inception in January 1992, $938,868 of salary and bonuses has been placed into the trust.

          During 1993, the Company implemented a 401(k) defined contribution plan. All employees are eligible to participate in the Plan. Employees may contribute from 1% to 15% of their compensation to the Plan. The Company may at its discretion, make contributions to the Plan in accordance with applicable rules. The Company's contribution in 1997 and 1996 was $29,572 and $21,576, respectively.


     10.  OPERATING LEASE:

          The Company leases office space in a building owned by a partnership in which the partners are adult children of the Chairman of the Board of the Company. The lease requires minimum monthly payments through May 6, 2001 of $8,213 which is subject to adjustment on March 1, 1998 based on the increase in the consumer price index over the prior year. The Company leases the entire first floor of the building. The Company may, at its option, sublease any unoccupied portion of its space. The Company additionally assumed an existing lease on its Seattle office.

          Future minimum lease payments under these non-cancelable lease agreements are as follows:

            Year Ending
            December 31,
            ------------
            1998                                  $  128,508
            1999                                     128,508
            2000                                     128,508
            2001                                      59,865
                                                  ----------
                                                  $  445,389
                                                  ==========

          Total rent expense for the years ended December 31, 1997 and 1996 was approximately $113,000 and $76,000, respectively.


     11.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

          The following methods and assumptions were used to estimate the value of each class of financial instrument for which it is practicable to estimate that value. Potential income tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale and/or settlement have not been taken into consideration.

            CASH AND CASH EQUIVALENTS - Carrying value approximates fair value.

            MARKETABLE SECURITIES - Fair value is determined by quoted market prices.

            LOANS RECEIVABLE - Fair values are determined using the discounted value of future cash flows at a rate currently offered for loans of similar characteristics.

            LEASES RECEIVABLE - Fair values are determined using the discounted value of future cash flows at a rate currently offered for leases of similar characteristics.

            NOTE PAYABLE TO BANK AND LONG-TERM DEBT - Fair value approximates the carrying value because the notes bear current interest rates.

            The estimated fair values of the following financial instruments as of December 31, 1997 and 1996 are as follows:

                                       1997                      1996
                                       ------------------------  ------------------------
                                       Carrying     Fair         Carrying     Fair
                                       Value        Value        Value        Value
                                       -----------  -----------  -----------  -----------
                Financial assets:
                  Cash and cash
                    equivalents        $   473,551  $   473,551  $    21,506  $    21,506
                Marketable securities      250,724      250,724      740,004      740,004

                Loans receivable
                  (face):
                    Commercial          36,553,916   37,484,613   26,493,090   27,888,306
                    Real estate            526,581      659,119      169,646      189,930
                    Leases receivable    3,909,542    3,973,398

                Financial liabilities:
                  Note payable to bank  26,990,096   26,990,096   14,000,000   14,000,000
                  Long-term debt         3,187,539    3,187,539    3,214,824    3,214,824

            LIMITATIONS - The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a portion of these financial instruments, fair value estimates are based on judgments regarding current economic conditions and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

          Accordingly, the estimates presented herein are not necessarily indicative of what the Company could realize in a current market exchange.


     12.  SUBORDINATED DEBENTURES:

          On February 11, 1998, the Company sold $6,000,000 of Subordinated Convertible Debentures. The debentures carry an interest rate of 7.50%, mature on March 1, 2008 and are convertible into common stock at the rate of $8.01 per share. These debentures were sold through a private placement to institutional investors. The Company intends to file a registration statement prior to July 31, 1998 to register the shares of common stock into which the debentures may be converted. The debentures are convertible at any time after the earlier of September 30, 1998, or the date the registration statement becomes effective, until maturity. Interest on the debentures is payable semiannually in arrears each March 1 and September 1, commencing September 1, 1998. The debentures are redeemable, in whole or in part, at any time on or after March 1, 2001, at the option of the Company. The debentures are unsecured general obligations of the Company subordinate in right of payment to all existing and future Senior indebtedness of the Company. Senior indebtedness includes, but is not limited to, all current bank lines-of-credit and any future increases to these lines as well as any new borrowings from financial institutions.