Form 10QSB
period 1998-03-31
SOURCE CAPITAL CORP
filed 1998-05-08
CIK 746776

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     Form 10-QSB

          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998
                                              --------------
               OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period              to
                                         ------------    ------------

               Commission file number 0-12199
                                      -------

                              SOURCE CAPITAL CORPORATION
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                    Washington                               91-0853890
          -------------------------------               -------------------
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No.)


                 1825 N. Hutchinson Road, Spokane, Washington  99212
                 ----------------------------------------------------
                       (Address of principal executive office)


                                    (509) 928-0908
                 ----------------------------------------------------
                             ( Issuer's telephone number)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
          filing requirements for the past 90 days.  Yes   X     No
                                                         -----      -----

          As of March 31, 1998, there were 1,355,818 shares of the Registrant's common stock outstanding.

          Transitional Small Business Disclosure Format (check One)
          Yes       No   X
              -----    -----

                           SOURCE CAPITAL CORPORATION

                                   Form 10-QSB
                      For the Quarter Ended March 31, 1998

     INDEX

     Part I - Financial Information

              Item 1 - Financial Statements:

                       - Consolidated Balance Sheets March 31, 1998 and
                         December 31, 1997

                       - Consolidated Statements of Income, Comprehensive
                         Income and Retained Earnings Three Months Ended March 31, 1998 and 1997

                       - Consolidated Statements of Cash Flows Three
                         Months Ended March 31, 1998 and 1997

                       - Notes to Consolidated Financial Statements

              Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

     PART II - Other Information

     Part I - Financial Information
     ITEM 1.  FINANCIAL STATEMENTS

     SOURCE CAPITAL CORPORATION
     CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                March 31,     December 31,
                                                1998          1997
                                                -----------   ------------
                 ASSETS

     Loans receivable, net                      $37,048,952   $36,551,013
     Leases receivable, net                       4,207,954     2,917,145
     Finance receivables, net                       104,484       104,244
     Accrued interest receivable                    409,945       345,424
     Cash and cash equivalents                      473,479       473,551
     Marketable securities (at market)              254,216       250,724
     Other real estate owned                        591,453       556,342
     Other assets                                   940,448       391,614
     Deferred income tax                          1,429,239     1,456,239
                                                -----------   -----------
       Total assets                             $45,460,170   $43,046,296
                                                ===========   ===========
               LIABILITIES

     Notes payable to bank                      $23,430,220   $26,990,096
     Mortgage contracts payable                   3,177,106     3,187,539
     Accounts payable and accrued expenses          556,175       512,792
                                                -----------   -----------
       Total liabilities                         27,163,501    30,690,427
                                                -----------   -----------
     Convertible subordinated debentures          6,000,000
                                                -----------   -----------
          STOCKHOLDERS' EQUITY

     Preferred stock, no par value, 10,000,000
       shares authorized, none outstanding
     Common stock, no par value, authorized
       10,000,000 shares; issued and out-
       standing, 1,355,818 shares                 7,038,802     7,038,802
     Additional paid-in capital                   2,049,047     2,049,047
     Accumulated other comprehensive loss           (10,646)      (27,143)
     Retained earnings                            3,219,466     3,295,163
                                                -----------   -----------
         Total stockholders' equity              12,296,669    12,355,869
                                                -----------   -----------
         Total liabilities and stockholders'
           equity                               $45,460,170   $43,046,296
                                                ===========   ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     SOURCE CAPITAL CORPORATION
     CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
     RETAINED EARNINGS
     For the Three Months Ended March 31, 1998 and 1997
     (Unaudited)


                                                 1998          1997
                                                 -----------   -----------
     Financing income:
       Interest and fee income                   $ 1,405,698   $ 1,044,499
       Lease financing income                        150,714
       Interest expense                             (703,460)     (394,922)
                                                 -----------   -----------
         Net financing income                        852,952       649,577
                                                 -----------   -----------
     Provision for loan and lease losses              21,000
                                                 -----------   -----------
     Income before non-interest expenses             831,952       649,577

     Non-interest expenses:
       Employee compensation and benefits            342,829       243,429
       Other operating expenses                      234,273       157,973
                                                 -----------   -----------
         Total non-interest expenses                 577,102       401,402
                                                 -----------   -----------
     Income before income taxes                      254,850       248,175
     Income tax provision:
       Current                                        59,500        56,500
       Deferred                                       27,000        28,000
                                                 -----------   -----------
         Total income tax provision                   86,500        84,500

         Net income                                  168,350       163,675

     Retained earnings, beginning of period        3,295,163     2,811,302
     Dividends paid                                 (244,047)     (255,099)
                                                 -----------   -----------
     Retained earnings, end of period            $ 3,219,466   $ 2,719,878
                                                 ===========   ===========
     Net income per common share - basic         $       .12   $       .12
                                                 ===========   ===========
     Net income per common share - diluted       $       .11   $       .12
                                                 ===========   ===========
     Weighted average number of common shares
       outstanding:
         Basic                                     1,355,818     1,392,677
                                                 ===========   ===========
         Diluted                                   1,892,319     1,392,941
                                                 ===========   ===========
     Cash dividends per share                    $       .18   $       .18
                                                 ===========   ===========

     SOURCE CAPITAL CORPORATION
     CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
     RETAINED EARNINGS, CONTINUED
     For the Three Months Ended March 31, 1998 and 1997
     (Unaudited)


                                                 1998          1997
                                                 -----------   -----------

     Net income                                  $   168,350   $   163,675
     Other comprehensive income, net of tax:
        Unrealized gain (loss) on marketable
         securities                                   10,888       (10,014)
                                                 -----------   -----------
     Comprehensive income                        $   179,238   $   153,661
                                                 ===========   ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     SOURCE CAPITAL CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Three Months Ended March 31, 1998 and 1997 (Unaudited)


                                                 1998          1997
                                                 -----------   -----------
     Cash flows from operating activities:
       Net income                                $   168,350   $   163,675
       Adjustments to reconcile net income to
         net cash provided by operating
         activities:
           Depreciation                                9,914         5,715
           Provision for loan losses                  21,000
           Deferred income taxes                      27,000        28,000
           Change in:
             Accrued interest receivable             (64,521)       40,750
             Other assets                           (537,584)      144,037
             Accounts payable and accrued
               expenses                               43,383      (273,291)
                                                 -----------   -----------
                 Net cash provided by (used in)
                   operating activities             (332,458)      108,886
                                                 -----------   -----------
     Cash flows from investing activities:
       Sale of investment securities                  13,005
       Loan originations                          (3,962,666)   (2,334,820)
       Loan repayments                             3,439,727     2,932,626
       Additions to direct financing leases       (1,665,786)
       Collections on direct financing leases        345,977
       Additions to financed receivables            (193,153)
       Collections on financed receivables           191,913
       Capitalization of costs related to
         other real estate owned                      (1,111)         (406)
       Proceeds from sale of other real estate                      18,599
       Purchase of office equipment and vehicle      (21,164)      (20,913)
                                                 -----------   -----------
                 Net cash provided by (used in)
                   investing activities           (1,853,258)      595,086
                                                 -----------   -----------
     Cash flows from financing activities:
       Proceeds from line of credit                5,927,277     2,125,000
       Payments on line of credit                 (9,487,153)   (1,750,000)
       Proceeds from sale of convertible
         subordinated debentures                   6,000,000
       Payments of long-term debt                    (10,433)       (2,171)
       Payments for redemption of common stock                    (277,875)
       Cash dividends paid                          (244,047)     (255,099)

                                                 -----------   -----------
                 Net cash provided by (used in)
                   financing activities            2,185,644      (160,145)
                                                 -----------   -----------

     SOURCE CAPITAL CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
     For the Three Months Ended March 31, 1998 and 1997 (Unaudited)


                                                 1998          1997
                                                 -----------   -----------
     Net increase (decrease) in cash and cash
       equivalents                               $       (72)  $   543,827
     Cash and cash equivalents, beginning of
       period                                        473,551        21,506
                                                 -----------   -----------
     Cash and cash equivalents, end of period    $   473,479   $   565,333
                                                 ===========   ===========
     Supplemental disclosure of cash flow
       information:
       Cash paid during the period for interest $ 672,622 $ 383,586 Cash paid during the period for income
         taxes                                                     211,825

     Non-cash financing and investing
       transactions:
         Loan converted to repossessed assets        (15,000)
         Leases converted to repossessed
           assets                                    (19,000)


     The accompanying notes are an integral part of the consolidated financial statements.

     SOURCE CAPITAL CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1.
     -------
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Source Capital Leasing Co. and Source Capital Finance Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

     The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary to a fair statement for the periods reported. Certain 1997 amounts have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on the net income or retained earnings as previously reported. The results of operations for the three-month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements for the year ended December 31, 1997.

     NOTE 2.
     -------
     The Company's provision for federal income taxes for the three months ended March 31, 1998 and 1997, is based on the statutory corporate income tax rate of 34%. The actual current income tax liability to the Company for the year ending December 31, 1998, is estimated to be significantly less than the amount based on the statutory corporate tax rate, because of the effect of net operating loss carryforwards from prior years.

     NOTE 3.
     -------
     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments for an Enterprise and Related Information ("SFAS 131"). This Statement requires public companies to report selected segment information in their quarterly and annual reports issued to shareholders, and entity-wide disclosures about products and services, and major customers. The Statement was adopted by the Company on January 1, 1998.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This Statement requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise arising from non-owner sources. This Statement was adopted by the Company on January 1, 1998. Unrealized gains and losses on investment securities are reported as comprehensive income.

     SOURCE CAPITAL CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     NOTE 4.
     -------
     On February 11, 1998, the Company sold $6,000,000 of Subordinated Convertible Debentures. The Debentures bear interest at 7.5%, mature on March 1, 2008 and are convertible into common stock at the rate of $8.01 per share. These debentures were sold through a private placement to institutional investors. The Company intends to file a registration statement prior to July 31, 1998 to register the shares of common stock into which the debentures may be converted. The debentures are convertible at any time after the earlier of September 30, 1998 or the date the registration statement becomes effective until maturity. Interest on the debentures is payable semiannually in arrears each March 1 and September 1, commencing September 1, 1998. The debentures are redeemable, in whole or in part, at any time on or after March 1, 2001, at the option of the Company. The debentures are unsecured general obligations of the Company subordinate in right of payment to all existing and future senior indebtedness of the Company. Senior indebtedness includes, but is not limited to, all current bank lines-of-credit and any future increases to these lines as well as any new borrowings from financial institutions.

     NOTE 5.
     -------
     Net income per share - basic is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Net income per share - diluted is computed by dividing net income (after adjustment for the after-tax effect of interest on convertible debentures) by the weighted-average number of common shares outstanding increased by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

     Net income per share disclosures have been made in accordance with SFAS No. 128, "Earnings per Share," which was applied by the Company in 1997. In accordance with SFAS No. 128, all prior net income per share data has been restated to conform to this presentation. See
     Exhibit 11.1.

     SOURCE CAPITAL CORPORATION

     Part I - Financial Information


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General
     -------
     These discussions contain forward-looking statements containing words such as "will continue to be," "will be," "continue to," "anticipates that," "to be," or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

     Three Months Ended March 31, 1998 Compared to Three Months Ended
     March 31, 1997
     ----------------------------------------------------------------
     For the three months ended March 31, 1998, the Company reported a net income of $168,350 or $.11 per diluted common share. These results compare to a net income of $163,675 or $.12 per diluted share, for the comparable period in 1997. Net financing income (interest and lease income less interest expense) increased from approximately $650,000 during the three months ended March 31, 1997 to approximately $853,000 in the comparable period of 1998 (a 31% increase). Finance income of approximately $1,556,000 and $1,045,000 in the three months ended March 31, 1998 and 1997 respectively, represents an approximate average interest yield of 15.2% and 15.6%, respectively, on the Company's average earning assets. The decrease in average interest yield in 1998 is primarily due to a lower average contractual interest rate charged to the Company's borrowers on its real estate lending portfolio, due to increased competition. The decrease in interest rate on the real estate portfolio is somewhat mitigated by a slightly higher interest rate received on the Company's lease portfolio.

     The increase in financing income of approximately $511,000 is directly attributable to the increase of approximately $14,200,000 in the Company's average earning assets over the first quarter of 1997. The Company's average earning asset portfolio grew from $26,800,000 for the three months ended March 31, 1997 to approximately $41,000,000 at March 31, 1998. The growth in the portfolio is directly attributable to the increase in production personnel and to the steady growth in the Company's lease portfolio. The increase in financing income was partially offset by an approximate $309,000 increase in interest expense. The Company's cost of funds on average borrowings decreased from approximately 9.1% at March 31, 1997 to approximately 8.9% in the comparable period in 1998. The Company was able to reduce its borrowing costs by funding a portion of its loan portfolio using a "LIBOR" based rate, which is currently more attractive than a prime based rate. The Company funds its lease portfolio using a "LIBOR" based rate which currently approximates prime less 0.5%. At March 31, 1998, the Company had approximately $1,268,000 of loans and leases which were delinquent as to principal or interest more than 60 days, as compared to approximately $755,000 at March 31, 1997. Subsequent to March 31, 1998, a delinquent loan of approximately $326,000 included in the over 60 day category was paid. These loans are well collateralized and the Company's allowance for loan and lease losses of approximately $229,000 is considered adequate as of March 31, 1998.

     Total non-interest expenses increased approximately 43.8% over the first three months of 1997 primarily due to a 40.8% increase in salaries and benefits resulting from a near doubling of personnel over the comparable period in 1997. Additionally, other operating expenses increased by approximately $76,000 or 48.3% over the prior year. Of the increase in other expense, the most significant was an approximate $33,000 increase in general and administrative expense and an approximate $25,000 increase in occupancy expense. These increases and the increases in salaries and benefits are primarily related to the start up phase of the Company's leasing and factoring subsidiaries which had a negative impact on earnings of approximately $16,500 for the quarter. There were other increases and decreases in the Company's other operating expenses none of which is material when considered individually.

     The provision for income taxes of approximately $86,500 and $84,500 for the three months ended March 31, 1998 and 1997, respectively, is based on the statutory income tax rate of 34%. The Company expects to pay current income taxes significantly less than the estimated tax provision for the year ended December 31, 1998, due to the utilization of net operating loss carryovers and the differences between book and tax accounting for leases. The Company's effective tax rate for taxes paid in 1997 was approximately 23%.

     Financial Condition and Liquidity
     ---------------------------------
     At March 31, 1998, the Company had approximately $473,000 of cash and cash equivalents and $254,000 of investment securities. Cash and cash equivalents are approximately the same as December 31, 1997. The Company's primary sources of cash during the first three months of 1998 were approximately $6,000,000 from the sale of subordinated convertible debentures, (See Note 4 of Notes to Consolidated Financial Statements), $5,927,000 from short-term borrowings, $3,440,000 loan repayments, and $538,000 lease and finance receivables repayments.
     The primary uses of cash during the first three months of 1998 were approximately $9,487,000 repayment of short term borrowings, $3,963,000 of loan originations, $1,859,000 additions to direct financing leases and finance receivables, $332,000 from operations and $244,000 payment of dividends.

     The Company's line of credit, which matures annually, was renewed and increased to $40,000,000 on April 30, 1998. The line matures April 30, 1999. At March 31, 1998, the Company had $20,360,000 outstanding under the line of credit. In addition to the Company's line of credit, its wholly owned subsidiary, Source Capital Leasing Co., has a $4,000,000 line of credit to fund its lease portfolio. The leasing company's line which matured on April 30, 1998, has been extended 90 days to provide time for the renewal process. The Company expects the leasing line will be renewed prior to the expiration of the 90 day extension. The leasing company had approximately $3,070,000 outstanding under its line at March 31, 1998. The cash flows from the Company's lines of credit, loan and lease repayments, and the existing cash, cash equivalents and investment securities are expected to be sufficient for the operating needs of the Company.

     New Accounting Pronouncements
     -----------------------------
     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments for an Enterprise and Related Information ("SFAS 131"). This Statement requires public companies to report selected segment information in their quarterly and annual reports issued to shareholders, and entity wide disclosures about products and services and major customers. The statement was adopted by the Company on January 1, 1998.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This Statement requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise arising from non-owner sources. This Statement was adopted by the Company on January 1, 1998. Unrealized gains and losses on investment securities are reported as comprehensive income.

     Effect of Inflation and Changing Prices
     ---------------------------------------
     Interest rates on the Company's loan portfolio are subject to inflation as inflationary pressures affect the prime interest rate.
     At March 31, 1998, interest rates on approximately 98% of the Company's loan portfolio were variable based on various indexes. The remaining loans have fixed interest rates. Loans with fixed rates and maturities of less than one year at March 31, 1998 are considered variable. At March 31, 1998 all leases in the Company's lease portfolio carry fixed interest rates, however, the Company's line-of-credit with Seafirst Bank provides for match funding of leases. Each lease is funded separately and the interest rate charged by the bank is fixed for the term of the advance which is matched to the term of the lease.

     SOURCE CAPITAL CORPORATION

     Part II - Other Information

     Items 1,2,3,4 and 5 of Part II are omitted from this report as they are either inapplicable or the answer is negative.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits

                   11.1  Statement regarding Computation of Per Share
                         Earnings

                   27.1  Financial Data Schedule

              (b)  Reports on Form 8-K

     The following reports on Form 8-K were filed for the three months ended March 31, 1998:

     Form 8-K Report dated February 11, 1998   Item 5   Other Events

     SOURCE CAPITAL CORPORATION


     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   SOURCE CAPITAL CORPORATION
     (Registrant)



     Date:  May  5, 1998           By:  /s/ D. Michael Jones
           ---------------------        -----------------------------------
                                        D. Michael Jones, President and
                                          Chief Executive Officer


     Date:  May 5, 1998            By:  /s/ Lester L. Clark
           ---------------------        -----------------------------------
                                        Lester L. Clark, Vice President-
                                          Secretary/Treasurer, Principal
                                          accounting and finance officer