Form 10KSB/A
period 1997-12-31
SOURCE CAPITAL CORP
filed 1998-07-29
CIK 746776

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  Form 10-KSB/A
                               Amendment No. 1 to


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

     Transitional Small Business Disclosure Format (check one):
       Yes    ;  No X .
           ---     ---

     PART II

     Item 7. Financial Statements.
     -----------------------------

     The report of independent certified public accountants appearing at page 12 of the registrant's Form 10-KSB Annual Report for the year ended December 31, 1997 is hereby deleted and replaced by the reports of independent certified public accountants dated for the years ended December 31, 1997 and December 31, 1996 attached as a part of the Consolidated Financial Statements filed as a part of this report.

     SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SOURCE CAPITAL CORPORATION
                                   (Registrant)

     Date:  July 29, 1998     By:  /s/ D. Michael Jones
            --------------        ---------------------------------------
                                  D. Michael Jones, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date:  July 29, 1998     By: /s/ D. Michael Jones
            --------------        ---------------------------------------
                                  D. Michael Jones, President
                                  (Principal Executive Officer), Director

     Date:  July 29, 1998     By: /s/ Lester L. Clark
            --------------        ---------------------------------------
                                  Lester L. Clark, Vice President,
                                  Treasurer and Secretary (Principal
                                  Accounting and Financial Officer)

     Date:  July 29, 1998     By: /s/ Alvin J. Wolff, Jr.
            --------------        ---------------------------------------
                                  Alvin J. Wolff, Jr., Director,
                                  Chairman of the Board

     Date:  July 29, 1998    By: /s/ Clarence H. Barnes
            --------------        ---------------------------------------
                                  Clarence H. Barnes, Director

     Date:  July 29, 1998     By: /s/ Robert E. Lee
            --------------        ---------------------------------------
                                  Robert E. Lee, Director

     Date:  July 29, 1998    By: /s/ Daniel R. Nelson
            --------------        ---------------------------------------
                                  Daniel R. Nelson, Director

     Date:  July 29, 1998     By: /s/ Charles G. Stocker
            --------------        ---------------------------------------
                                  Charles G. Stocker, Director

     Date:  July 29, 1998     By: /s/ John A. Frucci
            --------------        ---------------------------------------
                                  John A. Frucci, Director

     SOURCE CAPITAL CORPORATION
     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



     Report of Independent Certified Public Accountants

     Report of Independent Accountants

     Consolidated Balance Sheets

     Consolidated Statements of Income

     Consolidated Statements of Changes in Stockholders' Equity

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




     The Board of Directors and Stockholders
     Source Capital Corporation and Subsidiaries
     Spokane, Washington


     We have audited the accompanying consolidated balance sheet of Source Capital Corporation and subsidiaries as of December 31, 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Source Capital Corporation and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



                               /S/BDO SEIDMAN, LLP


     Spokane, Washington
     July 28, 1998

     REPORT OF INDEPENDENT ACCOUNTANTS




     The Board of Directors and Stockholders
     Source Capital Corporation
     Spokane, Washington


     We have audited the accompanying balance sheet of Source Capital Corporation as of December 31, 1996 and the related statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Source Capital Corporation as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                          /S/PricewaterhouseCoopers LLP


     Spokane, Washington
     January 24, 1997

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

     SOURCE CAPITAL CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     for the years ended December 31, 1997 and 1996

                                                                  1997          1996
                                                                  -----------   -----------
      Cash flows from operating activities:
        Net income                                                $   738,960   $  846,955
        Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation                                               31,665       21,745
            Provision for loan and lease losses                        23,000       95,000
            Impairment loss on real estate owned                                   120,000
            Deferred income tax provision                             229,296       39,765
            (Gain) loss on sale of marketable securities               (4,559)      15,860
            Gain on sale of real estate owned                         (43,998)    (700,841)
            Gain on sale of office furniture and equipment                          (5,594)
            Compensation expense associated with options
              granted                                                   8,800
            Change in:
              Accrued interest and other assets                          (781)    (380,776)
              Accounts payable and accrued expenses                   (30,291)     409,274
                                                                  -----------   ----------
                Net cash provided by operating activities             952,092      461,388
                                                                  -----------   ----------
      Cash flows from investing activities:
        Purchases of marketable securities                                        (299,877)
        Proceeds from sale of marketable securities                   477,176       94,122
        Loan originations                                         (21,143,542) (21,729,608)
        Loan repayments                                            10,923,154   10,943,335
        Additions to direct financing leases                       (3,717,495)
        Collections on direct financing leases                        782,350
        Additions to financed receivables                            (162,496)
        Collections on financed receivables                            58,252
        Capitalization of costs related to real estate owned           (5,929)    (139,719)
        Proceeds from sale of real estate owned                       139,198    1,247,651
        Purchase of office furniture and equipment                   (118,786)     (95,172)
        Proceeds from sale of office furniture and equipment              739       52,897
                                                                  -----------   ----------
                Net cash used in investing activities             (12,767,379)  (9,926,371)
                                                                  -----------   ----------
      Cash flows from financing activities:
        Proceeds from line of credit borrowings                    23,513,527   18,170,500
        Payments on line of credit borrowings                     (10,523,431) (12,070,500)
        Proceeds from long-term debt                                             3,220,000
        Payments of long-term debt                                    (34,840)      (5,176)
        Payments for redemption of common stock                      (432,825)      (8,252)
        Cash dividends paid                                          (255,099)    (213,457)
                                                                  -----------   ----------
                Net cash provided by financing activities          12,267,332    9,093,115
                                                                  -----------   ----------
      Net change in cash and cash equivalents                         452,045     (371,868)
      Cash and cash equivalents, beginning of year                     21,506      393,374
                                                                  -----------   -----------
      Cash and cash equivalents, end of year                      $   473,551   $   21,506
                                                                  ===========   ===========

     SOURCE CAPITAL CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED for the years ended December 31, 1997 and 1996

                                                                  1997          1996
                                                                  -----------   -----------
      Supplemental disclosure of cash flow information:
        Interest paid                                             $ 1,945,234   $1,035,456
        Income taxes paid                                             494,825      199,309

      Non-cash financing and investing transactions:
        Financing of sales of real estate owned                       377,194    3,800,000
        Loans and interest converted to real estate owned
           through repossession                                      (106,611)    (293,845)
        Conversion of accounts payable to capital                                  (11,551)

      The accompanying notes are an integral part of the consolidated financial statements.

     SOURCE CAPITAL CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          ORGANIZATION

          Source Capital Corporation was incorporated in Washington in October 1969. The Company is engaged in lending activities, primarily making direct loans to individuals and corporations. Approximately 85% of the Company's loan portfolio is collateralized by real estate located in the Pacific Northwest. In April 1997, the Company began equipment leasing operations through its wholly owned subsidiary, Source Capital Leasing Company, and in November 1997 began an accounts receivable factoring operation through its other wholly owned subsidiary, Source Capital Finance, Inc.

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

                                                                                Effective
                                                                 Weighted-      Yield
                                                                 Average        on Average
                                                                 Contractual    Loans
              1997                                 Amount        Interest Rate  Outstanding
              -----------------------------        -----------   -------------  -----------
              Commercial real estate loans         $ 36,553,916     12.58%         16.17%
              Residential real estate loans             526,581     14.13          14.07
                                                   ------------
              Gross loans receivable                 37,080,497
              Unearned discounts and fees              (324,518)
              Allowance for loan losses                (204,966)
                                                   ------------
              Loans receivable, net                $ 36,551,013
                                                   ============
              1996
              -----------------------------
              Commercial real estate loans          $26,493,090     12.33%         17.10%
              Residential real estate loans             169,646     10.36          14.83
                                                   ------------
              Gross loans receivable                 26,662,736
              Unearned discounts and  fees             (427,659)
              Allowance for loan losses                (176,046)
                                                   ------------
              Loans receivable, net                $ 26,059,031
                                                   ============

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
                                                  ===========  ===========

      3.  MARKETABLE  SECURITIES:

          The amortized cost and estimated market values of available-for-sale debt and equity securities at December 31, 1997 and 1996 are as follows:

                                                                                      Carrying/
                                                            Gross        Gross        Estimated
                                                Amortized   Unrealized   Unrealized   Market
                                                Cost        Gains        Losses       Value
                                                ---------   ----------   ----------   ---------
              1997:
                Equity securities               $ 277,867   $    8,347   $   35,490   $ 250,724
                                                =========   ==========   ==========   =========
              1996:
                Corporate debt securities       $ 550,484   $   26,718   $   37,198   $ 540,004
                Equity securities                 200,000                               200,000
                                                ---------   ----------   ----------   ---------
                                                $ 750,484   $   26,718   $   37,198   $ 740,004
                                                =========   ==========   ==========   =========


      4.  REAL ESTATE OWNED:

          Real estate owned consists primarily of real estate obtained upon loan foreclosures and development property as follows:

                                                       1997       1996
                                                       --------   --------
            Undeveloped real estate                    $556,342   $511,212
            Other                                                  404,984
                                                       --------   --------
                                                       $556,342   $916,196
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
                                                =====              =====

          During 1997, option holders exercised 3,000 options through a non-cash transaction which resulted in 1,186 common shares being issued.

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