Form 10QSB
period 1998-06-30
SOURCE CAPITAL CORP
filed 1998-08-14
CIK 746776

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1998
                               ----------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________________ to ____________________

Commission file number         0-12199
                               -------
                           SOURCE CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Washington                                      91-0853890
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


               1825 N. Hutchinson Road, Spokane, Washington 99212
               --------------------------------------------------
                     (Address of principal executive office)


                                 (509) 928-0908
                                 --------------
                          ( Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      --   --

As of July 31, 1998, there were 1,355,679 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check One)  Yes     No X
                                                              --     --


                                             SOURCE CAPITAL CORPORATION

                                                     Form 10-QSB
                                         For the Quarter Ended June 30, 1998
                                                    ------------


                                                        Index

                                                                                                            Page

Part I - Financial Information

         Item 1 - Financial Statements:

                      -  Consolidated Balance Sheets - June 30, 1998 and December 31, 1997                   1

                      -   Consolidated Statements of Income, Comprehensive Income and
                           Retained Earnings  Three and Six Months Ended June 30, 1998 and 1997              2

                      -  Consolidated Statements of Cash Flows - Six months
                         Ended June 30, 1998 and 1997                                                        3

                      -  Notes to Consolidated Financial Statements                                          4

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
                         Operations                                                                          6

PART II - Other Information                                                                                  11

                                           Part I - Financial Information

Item 1.  Financial Statements

                           SOURCE CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 ------------

                                                                        June 30,              December 31,
                                                                            1998                      1997
                                                                     (Unaudited)
           ASSETS
Loans receivable, net                                                $35,984,089               $36,551,013
Leases receivable, net                                                 7,998,511                 2,917,145
Finance receivables, net                                                  35,427                   104,244
Accrued interest receivable                                              384,231                   345,424
Cash and cash equivalents                                                592,754                   473,551
Marketable securities (at market)                                        259,978                   250,724
Other real estate owned                                                  866,760                   556,342
Other assets                                                             950,112                   391,614
Deferred income tax                                                    1,386,977                 1,456,239
                                                                    ------------             -------------

Total assets                                                         $48,458,839               $43,046,296
                                                                     ===========               ===========

       LIABILITIES
Notes payable to bank                                               $ 25,936,953               $26,990,096
Mortgage contracts payable                                             3,168,168                 3,187,539
Accounts payable and accrued expenses                                    883,319                   512,792
                                                                  --------------             -------------

Total liabilities                                                     29,988,440                30,690,427
                                                                    ------------               -----------

Convertible subordinated debentures                                    6,000,000

       STOCKHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000
  shares authorized, none outstanding
Common stock, no par value, authorized 10,000,000
  shares; issued and outstanding, 1,355,679 and
  1,355,818 shares                                                     7,037,690                 7,038,802
Additional paid in capital                                             2,049,047                 2,049,047
Accumulated other comprehensive loss                                      (4,884)                  (27,143)
Retained earnings                                                      3,388,546                 3,295,163
                                                                     -----------                ----------

Total stockholders' equity                                            12,470,399                12,355,869
                                                                      ----------                ----------

Total liabilities and stockholders' equity                           $48,458,839               $43,046,296
                                                                     ===========               ===========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                           SOURCE CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
                                RETAINED EARNINGS
            For the Three and Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)
                                   ------------

                                                     Three Months ended June 30,              Six Months ended June 30,
                                                        1998           1997                    1998             1997
                                                     ---------         ----                    ----            -----
Financing income:
  Interest and fee income                         $1,331,132        $1,164,680               $2,736,830      $2,209,179
  Lease financing income                             276,756            20,591                  427,470          20,591
  Interest expense                                  (745,846)         (438,404)              (1,449,306)       (833,326)
                                                  ----------        ----------               ----------       ---------
    Net financing income                             862,042           746,867                1,714,994       1,396,444

Non-interest income:
  Gain on sales of investments,
    other assets and real estate                      87,640               178                   87,640             178
  Provision for loan and lease losses                (35,000)                                   (56,000)
                                                 -----------   ---------------                ---------
    Income before non-interest expenses              914,682           747,045                1,746,634       1,396,622

Non-interest expenses:
   Employee compensation and benefits                411,890           326,676                  754,719         570,105
   Other operating expenses                          246,512           167,624                  480,785         325,597
                                                  ----------        ----------               ----------      ----------
Total non interest expenses                          658,402           494,300                1,235,504         895,702
                                                  ----------        ----------                ---------      ----------

Income before income taxes                           256,280           252,745                  511,130         500,920
Income tax provision:
  Current                                            (44,938)          (57,125)                (104,438)       (113,625)
  Deferred                                           (42,262)          (31,375)                 (69,262)        (59,375)
                                                 -----------       ------------              ----------      -----------
     Total income tax provision                      (87,200)          (88,500)                (173,700)       (173,000)
                                                 -----------       ------------              ----------      ----------
         Net income                                  169,080           164,245                  337,430         327,920
Retained earnings, beginning of period             3,219,466         2,719,878                3,295,163       2,811,302
Dividends paid                                                                                 (244,047)       (255,099)
                                                 -----------       -----------               ----------      ----------
Retained earnings, end of period                  $3,388,546        $2,884,123               $3,388,546      $2,884,123
                                                   =========         =========                =========       =========

Net income per common share - basic                $     .12         $     .12                $     .25       $     .24
                                                    ========          ========                 ========        ========
Net income per common share - diluted              $     .12         $     .12                $     .23       $     .24
                                                    ========          ========                =========        ========

Weighted average number of common
 shares outstanding:
    Basic                                          1,355,679         1,375,152                1,355,749       1,383,914
                                                   =========         =========                =========       =========
    Diluted                                        2,140,071         1,375,152                2,016,163       1,383,914
                                                   =========         =========                =========       =========

Cash dividends per share                              None             None                        $.18            $.18
                                                      ====             ====                        ====            ====

Net income                                          $169,080          $164,245                 $337,430        $327,920
Other comprehensive income, net of tax:
   Unrealized gain (loss) on marketable
    securities                                         5,762             1,639                   22,259         (13,533)
                                                     -------           -------                  -------         -------
Comprehensive income                                $174,842          $165,884                 $359,689        $314,387
                                                     =======           =======                  =======         =======

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                           SOURCE CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Six Months Ended June 30, 1998 and 1997 (Unaudited)
                                  ------------

                                                                                   1998                      1997
                                                                                   ----                      ----
Cash flows from operating activities:
   Net income                                                              $     337,430              $     327,920
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                                 20,610                     12,838
     Provision for loan losses                                                    56,000
     Deferred income taxes                                                        69,262                     57,375
     Gain on sale of securities                                                                                (178)
     Gain on sale of real estate                                                 (87,640)
     Compensation associated with stock options granted                                                       8,800
     Change in:
       Accrued interest receivable                                               (20,838)                    24,201
       Other assets                                                             (525,778)                   129,193
       Accounts payable and accrued expenses                                     370,527                   (246,596)
                                                                            ------------               ------------
          Net cash provided by operating activities                              219,573                    313,553
                                                                            ------------               ------------

Cash flows from investing activities:
     Sale of investment securities                                                13,005                    173,933
     Loan originations                                                        (9,464,522)                (8,790,284)
     Loan repayments                                                           9,802,748                  5,574,642
     Additions to direct financing leases                                     (6,151,315)
     Collections on direct financing leases                                    1,005,949
     Additions to financed receivables                                          (204,648)
     Collections on financed receivables                                         251,527
     Capitalization of costs related to
      other real estate owned                                                     (1,111)                      (406)
     Proceeds from sale of other real estate and equipment                        19,000                     18,600
     Purchase of office equipment and vehicle                                    (53,330)                   (62,899)
                                                                            ------------                -----------
        Net cash used in investing activities                                 (4,782,697)                (3,086,414)
                                                                            ------------                -----------

Cash flows from financing activities:
     Proceeds from line of credit                                             14,771,737                  7,350,000
     Payments on line of credit                                              (15,824,880)                (3,925,000)
     Proceeds from sale of convertible subordinated debentures                 6,000,000
     Payments of long-term debt                                                  (19,371)                   (18,424)
     Payments for redemption of common stock                                      (1,112)                  (328,882)
     Cash dividends paid                                                        (244,047)                  (255,099)
                                                                            ------------                -----------
       Net cash provided by financing activities                               4,682,327                  2,822,595
                                                                            ------------                -----------

Net increase in cash and cash equivalents                                        119,203                     49,734
Cash and cash equivalents, beginning of period                                   473,551                     21,506
                                                                         ---------------               ------------
Cash and cash equivalents, end of period                                 $       592,754               $     71,240
                                                                         ===============               ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                 $    672,622              $     809,276
   Cash paid during the period for income taxes                                   65,000                    312,825
   Non-cash financing and investing transactions:
    Financing sales of other real estate                                         292,993
    Deferred interest on financing of real estate sold                           (56,442)
    Loans and accrued interest converted to repossessed assets                  (458,218)
    Leases converted to repossessed assets                                       (19,000)

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary to a fair statement for the periods reported. Certain 1997 amounts have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on the net income or retained earnings as previously reported. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements for the year ended December 31, 1997.

NOTE 2.
-------

The Company's provision for federal income taxes for the six months ended June 30, 1998 and 1997, is based on the statutory corporate income tax rate of 34%. The actual current income tax liability to the Company for the year ending December 31, 1998, is estimated to be significantly less than the amount based on the statutory corporate tax rate, because of the effect of net operating loss carryforwards from prior years.

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

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This Statement requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise arising from non-owner sources. Unrealized gains and losses on investment securities are reported as comprehensive income. This Statement was adopted by the Company on January 1, 1998

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosure about Pensions and Other Post Retirement Benefits, which standardizes the disclosure requirements for pension and other postretirement Benefits. The adoption of SFAS 132 is not expected to impact the Company's current disclosures.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the

                           SOURCE CAPITAL CORPORATION

NOTE 3 - continued.
-------------------

objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

NOTE 4.
-------

On February 11, 1998, the Company sold $6,000,000 of Subordinated Convertible Debentures. The Debentures bear interest at 7.5%, mature on March 1, 2008 and are convertible into common stock at the rate of $8.01 per share. These debentures were sold through a private placement to institutional investors. The Company filed a registration statement on July 30, 1998 to register the shares of common stock into which the debentures may be converted. The debentures are convertible at any time after the earlier of September 30, 1998 or the date the registration statement becomes effective until maturity. Interest on the debentures is payable semiannually in arrears each March 1 and September 1, commencing September 1, 1998.
The debentures are redeemable, in whole or in part at any time on or after March 1, 2001, at the option of the Company. The debentures are unsecured general obligations of the Company subordinate in right of payment to all existing and future senior indebtedness of the Company. Senior indebtedness includes, but is not limited to, all current bank lines-of-credit and any future increases to these lines as well as any new borrowings from financial institutions.

NOTE 5.
-------

Net income per share - basic is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Net income (after adjustment for the after-tax effect of interest on convertible debentures) per share - diluted is computed by dividing net income by the weighted-average number of common shares outstanding increased by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

Net income per share disclosures have been made in accordance with SFAS No. 128, "Earnings per Share," which was applied by the Company in 1997. In accordance with SFAS No. 128, all prior net income per share data has been restated to conform to this presentation. See Exhibit 11.1 to the Consolidated Financial Statements.

                           SOURCE CAPITAL CORPORATION

                         PART I - FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

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

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997
-------------------------------------------------------------------------

For the six months ended June 30, 1998 the Company reported net income of $337,430 or $.23 per diluted common share. These results compare to net income of $327,920 or $.24 per diluted share for the comparable period in 1997. Net financing income (interest and lease income less interest expense) increased from approximately $1,396,000 during the six months ended June 30, 1997 to $1,715,000 in the comparable period in 1998 (a 22.8% increase). Finance income of $3,164,000 and $2,230,000 in the six months ended June 30, 1998 and 1997 respectively represents an approximate average interest yield of 15.11% and 16.33% respectively, on the Company's average earning assets. The decrease in average interest yield in 1998 is primarily due to a lower average contractual interest rate charged to the Company's borrowers on its real estate lending portfolio, due to increased competition. Additionally, non-performing loans during the 1998 period exceeded those in the comparable period in 1997. The decrease in interest rate on the real estate portfolio is somewhat mitigated by a slightly higher interest rate received on the Company's lease portfolio.

The increase in financing income of approximately $935,000 is directly attributable to the increase of approximately $14,600,000 in the Company's average earning assets over the first six months of 1997. The Company's average earning asset portfolio grew from approximately $27,300,000 in the six month period ended June 30, 1997 to approximately $41,900,000 for the comparable period ended June 30, 1998. The growth in the portfolio is directly related to the increase in production personnel and the growth in the leasing portfolio. The increase in financing income was partially offset by an approximate $616,000 increase in interest expense. The Company's cost of funds on average borrowings decreased from approximately 9.3% for the first six months of 1997 to approximately 8.9% for the comparable period in 1998. The Company was able to reduce its borrowing costs by funding a portion of its loan portfolio using a "LIBOR" based rate, which is currently lower than the prime based rate option. The Company funds its lease portfolio using a "LIBOR" based rate which currently approximates prime less .9%. Loans and leases delinquent more than 60 days equaled 4.3% of the loans and leases outstanding at June 30, 1998 as compared to approximately 2% at June 30, 1997. These loans are collateralized by deeds of trust and the Company's allowance for probable loan and lease losses of approximately $263,000 is considered adequate as of June 30, 1998.

Total non-interest expenses in the first six months of 1998 increased approximately 37.9% over the first six months of 1997 primarily due to a 32.4% increase in salaries and benefits as a result of a 36% increase in personnel. Other operating expenses increased by approximately 47.7% the most significant being an approximate $123,000 increase in general and administrative expense. Additionally, occupancy expense increased by approximately $32,000 as a result of expansion in the Company's Spokane headquarters and increased facilities in Seattle. The aforementioned increases are primarily related to the start up operations of the Company's leasing and factoring subsidiaries which had a negative impact on earnings of approximately $4,000 for the first six months of 1998. Finally, the Company did not recognize a provision for loan and lease losses for the six months ended June 30, 1997, but did record a provision of $56,000 during the first six months of 1998.

The provision for income taxes of approximately $174,000 and $173,000 for the six months ended June 30, 1998 and 1997, respectively, is based upon the statutory income tax rate of 34%. The Company expects to pay significantly less current income tax than the estimated tax provision for the year ended December 31, 1998, due to the utilization of net operating loss carryovers and the differences between book and tax accounting for leases. The Company's effective tax rate for taxes paid in 1997 was approximately 23%.

Three Months Ended June 30, 1998 Compared to Three Months ended June 30, 1997
-----------------------------------------------------------------------------

For the three months ended June 30, 1998, the Company reported net income of $169,080 or $.12 per diluted common share. These results compare to net income of $164,245 or $.12 per diluted share, for the comparable period in 1997. Net financing income (interest and lease income less interest expense) increased from approximately $747,000 during the three months ended June 30, 1997 to approximately $862,000 in the comparable period of 1998 (a 15.4% increase). Finance income of approximately $1,608,000 and $1,185,000 in the three months ended June 30, 1998 and 1997 respectively, represents an approximate average interest yield of 15.0% and 17.1%, respectively, on the Company's average earning assets. The decrease in average interest yield in 1998 is primarily due to a lower average contractual interest rate charged on its real estate lending portfolio, resulting from increased competition and due to a higher percentage of non-accrual loans in 1998 as compared to 1997. The decrease in interest rate on the real estate portfolio is somewhat mitigated by a slightly higher interest rate received on the Company's lease portfolio. Lease income of approximately $277,000 resulted in an average yield on lease contracts of 17.0% for the three-months ended June 30, 1998. Leasing income for the three month period ended June 30, 1997 was not material and therefore not comparable.

The increase in financing income of approximately $423,000 is directly attributable to the increase of approximately $15,100,000 in the Company`s average earning assets over the second quarter of 1997. The Company's average earning asset portfolio grew from $27,700,000 for the three months ended June 30, 1997 to approximately $42,800,000 at June 30, 1998. The growth in the portfolio is directly attributable to the increase in production personnel. The Company's lease portfolio continues to show strong growth as evidenced by a near doubling of net outstanding leases over the first quarter of 1998. The increase in financing income was partially offset by an approximate $307,000 increase in interest expense. The Company's cost of funds on average borrowings decreased from approximately 9.5% at June 30, 1997 to approximately 8.9% in the comparable period in 1998. The Company was able to reduce its borrowing costs by funding a portion of its loan portfolio using a "LIBOR" based rate, which is currently lower than the prime based rate option. The Company also funds its lease portfolio using a "LIBOR" based rate which currently approximates prime less
 .9%.

At June 30, 1998, the Company had approximately $1,873,000 of loans and leases which were delinquent as to principal or interest more than 60 days, as compared to approximately $555,000 at June 30, 1997. These loans are collateralized by deeds of trust and the Company's allowance for loan and lease losses of approximately $263,000 is considered adequate as of June 30, 1998.

Total non-interest expenses for the second quarter of 1998 increased approximately 33.2% over the second quarter of 1997 primarily due to a 26.1% increase in salaries and benefits resulting from added personnel over the comparable period in 1997. Additionally, other operating expenses increased by approximately $79,000 or 47.1% over the prior year, and provision for losses increased $35,000 during second quarter of 1998 with no provision recorded for the same time period in 1997. Of the increase in other expense, the most significant was a $26,000 increase in general and administrative expense. This increase along with the increase in salaries and benefits is primarily attributable to the start up phase of the Company's leasing and factoring subsidiaries. During the second quarter of 1998 the Company reduced the emphasis in its factoring operations in favor of greater emphasis on its leasing activities. During the second quarter of 1998 the factoring subsidiary had a negative impact on earnings in the amount of approximately $15,000 whereas the leasing subsidiary contributed approximately $28,000 to earnings in the consolidated statements. There were other increases and decreases in the Company's other operating expenses none of which is material when considered individually.

Financial Condition and Liquidity
---------------------------------

At June 30, 1998, the Company had approximately $593,000 of cash and cash equivalents as compared to approximately $474,000 at December 31, 1997. The Company also had $260,000 of investment securities at June 30, 1998, as compared to approximately $251,000 at December 31, 1997. The Company's primary sources of cash during the first six months of 1998 were approximately $14,772,000 from short term borrowings, $9,802,000 loan repayments, $6,000,000 from the sale of subordinated convertible debentures, (See Note 4 of Notes to Consolidated Financial Statements), $1,257,000 repayments of lease and finance receivables, and $220,000 from operations. The primary uses of cash during the first six months of 1998 were approximately $15,825,000 repayment of short term borrowings, $9,465,000 of loan originations, $6,356,000 additions to direct financing leases and finance receivables, and $244,000 payment of dividends.

The Company's line of credit, which matures annually, was renewed and increased to $40,000,000 on April 30, 1998. At June 30, 1998, the Company had $20,685,000
outstanding under the line of credit. In addition, the Company's wholly owned subsidiary, Source Capital Leasing Co., has an $8,000,000 line of credit to fund its lease portfolio. The leasing company's line also renewed on April 30, 1998, and will mature April 30, 1999. The leasing company had approximately $5,252,000 outstanding under its line at June 30, 1998. The cash flows from the Company's lines of credit, loan and lease repayments, and the existing cash, cash equivalents and investment securities are expected to be sufficient for the operating needs of the Company.

Year 2000 Issues and Status
---------------------------

As the millennium approaches, the Company is addressing the impact of year 2000
(Y2K) on its information technology (IT) and non-IT functions. In preparation, the Company determined its exposure to be limited to existing computer and software vendors. Currently, the Company utilizes computer and software service vendors for all of its loan and lease transactions, as well as, its general and subsidiary ledgers. The Company is preparing itself in two phases: (1) identifying and resolving compliance issues and (2) testing the systems. The Company has reviewed the compliance of its systems against the millennium issues and obtained written confirmation of Y2K compliance from the system/software vendors. All IT-related service vendors say they are compliant. Testing is planned, but has not yet been performed. No additional third party relationships exist that would have a material impact on the company and its operations as a result of a Y2K compliance other than those noted. The Company's in-house system consists of a Windows NT server and independent workstations, utilizing the Windows 95 operating system. The system was upgraded to its current level during the second quarter 1998 to accommodate the Company's growth. The upgrade was not to facilitate and resolve the Y2K issue. The Company does not expect to incur significant costs to ensure Y2K compliance.

The Company's exposure to a non-compliant system is considered minimal. System and software vendors utilized by the Company are nationally known and reputable service providers that offer these and similar services to many subscribers. The Company does not feel its is reasonable to assume a collapse of the entire or significant portion of its computer system as a result of a Y2K issue. Should the entire system or major component fail as a result of a Y2K compliance issue, the Company maintains adequate historical records that would enable reconstruction and maintenance of loan and lease information manually until the system is corrected.

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

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosure about Pensions and Other Post Retirement Benefits, which standardizes the disclosure requirements for pension and other postretirement Benefits. The adoption of SFAS 132 is not expected to impact the Company's current disclosures.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

Effect of Inflation and Changing Prices
---------------------------------------

Interest rates on the Company's loan portfolio are subject to inflation as inflationary pressures affect the prime interest rate. At June 30, 1998, interest rates on approximately 98% of the Company's loan portfolio were variable based on various indexes. The remaining loans have fixed interest rates. Loans with fixed rates and maturities of less than one year at June 30, 1998 are considered variable. At June 30, 1998 all leases in the Company's lease portfolio carry fixed interest rates, however, the Company's line-of-credit with Seafirst Bank provides for match fixed rate funding of leases. Each lease is funded separately and the interest rate charged by the bank is fixed for the term of the advance which is matched to the term of the lease.

                           SOURCE CAPITAL CORPORATION


                           PART II - OTHER INFORMATION




Items 1,2,3,4 and 5  of Part II are omitted from this report as they are either
-------------------
inapplicable or the answer is negative.



Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------
     (a)  Exhibits

         11.1 Statement regarding Computation of Per Share Earnings

         27   Financial Data Schedule

     (b)  Reports on Form 8-K

         The following reports on Form 8-K were filed for the three months ended June 30, 1998:

         Form 8-K Report dated May 26, 1998 - Item 5 - Other events.
         Form 8-K Report dated June 30, 1998 - Item 4 - Changes in registrant's certifying accountants.
         Form 8-KA Report dated June 30, 1998 - Item 4 - Changes in registrant's certifying accountants.

         Subsequent to quarter ended June 30, 1998:

         Form 8-K Report dated July 27, 1998 - Item 4 - Changes in registrant's certifying accountants.












          (The balance of this page has been intentionally left blank.)

                           SOURCE CAPITAL CORPORATION

                                   SIGNATURES
                                  ------------



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                                   SOURCE CAPITAL CORPORATION
               (Registrant)



Date:      August 13, 1998                                    By:  /s/ D. Michael Jones
       ----------------------------                                --------------------
                                                                    D. Michael Jones
                                                                    President and Chief Executive Officer




Date:      August 13, 1998                                    By:  /s/ Lester L. Clark
       ----------------------------                                -------------------
                                                                    Lester L. Clark
                                                                    Vice President-Secretary/Treasurer
                                                                    Principal accounting and finance officer