Form 10QSB
period 1998-09-30
SOURCE CAPITAL CORP
filed 1998-11-10
CIK 746776

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period ____________________ to ____________________

Commission file number         0-12199

                           SOURCE CAPITAL CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

          Washington                                   91-0853890
          ----------                                   ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


               1825 N. Hutchinson Road, Spokane, Washington 99212
               --------------------------------------------------
                     (Address of principal executive office)


                                 (509) 928-0908
                                 --------------
                          (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of October 31, 1998, there were 1,350,679 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check One)  Yes____  No   X

                           SOURCE CAPITAL CORPORATION

                                   Form 10-QSB
                    For the Quarter Ended September 30, 1998
                                  ------------

                                      Index
                                      -----

                                                                                                             Page
                                                                                                             ----
Part I - Financial Information

         Item 1 - Financial Statements:

                      -  Consolidated Balance Sheets - September 30, 1998 and December 31, 1997              1

                      -  Consolidated Statements of Income, Comprehensive Income and
                         Retained Earnings  Three and Nine Months Ended
                      -  September 30, 1998 and 1997                                                         2

                      -  Consolidated Statements of Cash Flows - Nine months
                         Ended September 30, 1998 and 1997                                                   3

                      -  Notes to Consolidated Financial Statements                                          4

         Item 2 - Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                                                          6

PART II - Other Information                                                                                  10


                         Part I - Financial Information

Item 1.  Financial Statements

                           SOURCE CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  ------------


                                                                   September 30,              December 31,
                                                                           1998                      1997
                                                                           ----                      ----
                                                                      (Unaudited)
           ASSETS
Loans receivable, net                                                $33,972,482               $36,655,257
Leases receivable, net                                                11,620,089                 2,917,145
Accrued interest receivable                                              347,598                   345,424
Cash and cash equivalents                                                610,233                   473,551
Marketable securities (at market)                                        234,677                   250,724
Other real estate owned                                                  866,760                   556,342
Other assets                                                             880,265                   391,614
Deferred income tax                                                    1,482,360                 1,456,239
                                                                    ------------             -------------

Total assets                                                         $50,014,464               $43,046,296
                                                                    ============             =============

       LIABILITIES
Notes payable to bank                                               $ 27,333,593               $26,990,096
Mortgage contracts payable                                             3,158,208                 3,187,539
Accounts payable and accrued expenses                                    908,267                   512,792
                                                                    ------------             -------------

Total liabilities                                                     31,400,068                30,690,427
                                                                    ------------             -------------

Convertible subordinated debentures                                    6,000,000                      ----

       STOCKHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000
  shares authorized, none outstanding
Common stock, no par value, authorized 10,000,000
  shares; issued and outstanding, 1,355,679 and
  1,355,818 shares                                                     7,037,690                 7,038,802
Additional paid in capital                                             2,049,047                 2,049,047
Accumulated other comprehensive loss                                     (30,185)                  (27,143)
Retained earnings                                                      3,557,844                 3,295,163
                                                                    ------------             -------------

Total stockholders' equity                                            12,614,396                12,355,869
                                                                    ------------             -------------

Total liabilities and stockholders' equity                           $50,014,464               $43,046,296
                                                                    ============             =============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                           SOURCE CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
                                RETAINED EARNINGS
         For the Three and Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)
                                  ------------

                                                 Three Months ended September 30,         Nine Months ended September 30,
                                                      1998             1997                    1998             1997
                                                      ----             ----                    ----             ----
Financing income:
  Interest and fee income                         $1,319,294        $1,240,803               $4,056,124      $3,449,982
  Lease financing income                             454,898            54,883                  882,368          75,474
  Interest expense                                  (827,681)         (554,108)              (2,276,987)     (1,387,434)
                                                  ----------        ----------               ----------      ----------
    Net financing income                             946,511           741,578                2,661,505       2,138,022

Non-interest income:
  Gain on sales of investments,
    other assets and real estate                        ----            48,379                   87,640          48,557
  Provision for loan and lease losses                (53,000)          (13,000)                (109,000)        (13,000)
                                                  ----------        ----------               ----------      ----------
    Income before non-interest expenses              893,511           776,957                2,640,145       2,173,579

Non-interest expenses:
   Employee compensation and benefits                400,774           301,462                1,155,493         871,567
   Other operating expenses                          235,839           167,214                  716,624         492,811
                                                  ----------        ----------               ----------      ----------
Total non interest expenses                          636,613           468,676                1,872,117       1,364,378
                                                  ----------        ----------               ----------      ----------

Income before income taxes                           256,898           308,281                  768,028         809,201
Income tax provision:
  Current                                            (83,962)            4,125                 (188,400)       (109,500)
  Deferred                                            (3,638)         (111,125)                 (72,900)       (170,500)
                                                  ----------        ----------               ----------      ----------
     Total income tax provision                      (87,600)         (107,000)                (261,300)       (280,000)
                                                  ----------        ----------               ----------      ----------
         Net income                                  169,298          201,281                   506,728         529,201

Retained earnings, beginning of period             3,388,546         2,884,123                3,295,163       2,811,302
Dividends paid                                          ----              ----                 (244,047)       (255,099)
                                                  ----------        ----------               ----------      ----------
Retained earnings, end of period                  $3,557,844        $3,085,404               $3,557,844      $3,085,404
                                                  ==========        ==========               ==========      ==========

Net income per common share - basic                $     .12         $     .15                $     .37       $     .38
                                                  ==========        ==========               ==========      ==========
Net income per common share - diluted              $     .12         $     .15                $     .35       $     .38
                                                  ==========        ==========               ==========      ==========

Weighted average number of common shares
  outstanding:
    Basic                                          1,355,679         1,368,418                1,355,725       1,378,749
                                                  ==========        ==========               ==========      ==========
    Diluted                                        2,129,004         1,368,418                2,053,950       1,378,749
                                                  ==========        ==========               ==========      ==========
Cash dividends per share                                None              None                     $.18            $.18
                                                  ==========        ==========               ==========      ==========

Net income                                          $169,298          $201,281                 $506,728        $529,201
Other comprehensive income, net of tax:
   Unrealized gain (loss) on marketable
     securities                                      (16,699)            2,037                   (2,008)         (6,894)
                                                  ----------        ----------               ----------      ----------
Comprehensive income                                $152,599          $203,318                 $504,720        $522,307
                                                  ==========        ==========               ==========      ==========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                           SOURCE CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Nine Months Ended September 30, 1998 and 1997 (Unaudited)
                                  ------------

                                                                                 1998                      1997
                                                                                 ----                      ----
Cash flows from operating activities:
   Net income                                                              $     506,728              $     529,201
    Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                                 34,145                     20,152
     Provision for loan and lease losses                                         109,000                     13,000
     Deferred income taxes                                                       (26,121)                    86,375
     Gain on sale of securities                                                     ----                     (4,559)
     Gain on sale of real estate                                                 (87,640)                   (43,998)
     Compensation associated with stock options granted                             ----                      8,800
     Change in:
       Accrued interest receivable                                               (20,143)                   (14,934)
       Other assets                                                             (434,164)                   163,705
       Accounts payable and accrued expenses                                     395,475                   (159,928)
                                                                            ------------               ------------
          Net cash provided by operating activities                              477,280                    597,814
                                                                            ------------               ------------

Cash flows from investing activities:
     Sale of investment securities                                                13,005                    477,176
     Loan originations                                                       (17,228,062)               (12,321,978)
     Loan repayments                                                          19,685,138                  6,051,369
     Direct financing lease originations                                     (11,035,922)                (2,442,496)
     Collections on direct financing leases                                    2,226,979                    445,752
     Capitalization of costs related to
      other real estate owned                                                     (1,611)                    (5,929)
     Proceeds from sale of other real estate and equipment                        19,500                    139,773
     Purchase of office equipment and vehicle                                    (88,632)                   (65,190)
                                                                            ------------               ------------
        Net cash used in investing activities                                 (6,409,605)                (7,721,523)
                                                                            ------------               ------------

Cash flows from financing activities:
     Proceeds from line of credit                                             26,345,616                 12,856,586
     Payments on line of credit                                              (26,002,119)                (4,686,632)
     Proceeds from sale of convertible subordinated debentures                 6,000,000                       ----
     Payments of long-term debt                                                  (29,331)                   (26,497)
     Payments for redemption of common stock                                      (1,112)                  (397,822)
     Cash dividends paid                                                        (244,047)                  (255,099)
                                                                            ------------               ------------
       Net cash provided by financing activities                               6,069,007                  7,490,536
                                                                            ------------               ------------

Net increase in cash and cash equivalents                                        136,682                    366,827
Cash and cash equivalents, beginning of period                                   473,551                     21,506
                                                                            ------------               ------------
Cash and cash equivalents, end of period                                    $    610,233               $    388,333
                                                                            ============               ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                 $  2,301,217              $   1,319,380
   Cash paid during the period for income taxes                                  156,000                    398,825
   Non-cash financing and investing transactions:
    Financing sales of other real estate                                         292,993                    377,194
    Deferred interest on financing of real estate sold                            56,442                       ----
    Loans and accrued interest converted to repossessed assets                   458,218                    106,611
    Assets held for resale                                                        19,000                       ----


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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary to a fair statement for the periods reported. Certain 1997 amounts have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on the net income or retained earnings as previously reported. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements for the year ended December 31, 1997.

NOTE 2.
------

The Company's provision for federal income taxes for the nine months ended September 30, 1998 and 1997, is based on the statutory corporate income tax rate of 34%. The actual current income tax liability to the Company for the year ending December 31, 1998, is estimated to be significantly less than the amount based on the statutory corporate tax rate, because of the effect of net operating loss carryforwards from prior years.

NOTE 3.
------

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This Statement requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise arising from non-owner sources. Unrealized gains and losses on investment securities are reported as comprehensive income. This Statement was adopted by the Company on January 1, 1998.

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments for an Enterprise and Related Information. This Statement requires public companies to report selected segment information in their quarterly and annual reports issued to shareholders, and entity-wide disclosures about products and services, and major customers. The Statement was adopted by the Company on January 1, 1998.

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosure about Pensions and Other Post Retirement Benefits, which standardizes the disclosure requirements for pension and other postretirement benefits. The adoption of SFAS No. 132 is not expected to impact the Company's current disclosures.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the

                           SOURCE CAPITAL CORPORATION

NOTE 3 - continued.
------------------

objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

NOTE 4.
------

On February 11, 1998, the Company sold $6,000,000 of Subordinated Convertible Debentures. The Debentures bear interest at 7.5%, mature on March 1, 2008 and are convertible into common stock at the rate of $8.01 per share. These debentures were sold through a private placement to institutional investors. The Company filed a registration statement on July 30, 1998 to register the shares of common stock into which the debentures may be converted. The registration of shares became effective on September 22, 1998. The debentures are convertible at any time until maturity. Interest on the debentures is payable semiannually in arrears each March 1 and September 1, commencing September 1, 1998. The debentures are redeemable, in whole or in part at any time on or after March 1, 2001, at the option of the Company. The debentures are unsecured general obligations of the Company subordinate in right of payment to all existing and future senior indebtedness of the Company. Senior indebtedness includes, but is not limited to, all current bank lines-of-credit and any future increases to these lines as well as any new borrowings from financial institutions.

NOTE 5.
------

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

                           SOURCE CAPITAL CORPORATION

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

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

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1997
----

For the nine months ended September 30, 1998 the Company reported net income of $506,728 or $.35 per diluted common share. These results compare to net income of $529,201 or $.38 per diluted share for the comparable period in 1997. Net financing income (interest and lease income less interest expense) increased from approximately $2,138,000 during the nine months ended September 30, 1997 to $2,662,000 in the comparable period in 1998 (a 24.5% increase). Finance income of $4,938,000 and $3,525,000 in the nine months ended September 30, 1998 and 1997 respectively represents an approximate average interest yield of 15.08% and 16.01% respectively, on the Company's average earning assets. Loans funded during the first nine months of 1998 exceeded those funded during the comparable period in 1997 by approximately $4,906,000, however loan repayments during the 1998 period exceeded those in the 1997 period by approximately $13,634,000. The decrease in average interest yield in 1998 is primarily due to lower loan fees earned on its real estate lending portfolio and non-performing loans during the 1998 period exceeding those in the comparable period in 1997. Lower than expected loan originations combined with higher than expected loan repayments, are directly related to increased competition from regional commercial banks. The decrease in yield on the real estate portfolio is mitigated by a higher interest rate received on the Company's lease portfolio. During the nine months ended September 30, 1998 the Company's leasing subsidiary contributed approximately $90,000 to net income as compared to an approximate $47,000 loss in the 1997 comparable period.

The increase in financing income of approximately $524,000 is directly attributable to the increase of approximately $10,000,000 in the Company's average earning assets over the first nine months of 1997. The Company's average earning asset portfolio grew from approximately $33,600,000 in the nine month period ended September 30, 1997 to approximately $43,600,000 for the comparable period ended September 30, 1998. The change in the portfolio is directly related to the growth in the leasing portfolio which experience an $8,703,000 increase over September 30, 1997. The increase in financing income was partially offset by an approximate $890,000 increase in interest expense. The Company's cost of funds on average borrowings decreased from approximately 9.3% for the first nine months of 1997 to approximately 8.9% for the comparable period in 1998. The Company was able to reduce its borrowing costs by funding a portion of its loan portfolio using a "LIBOR" based rate, which is currently lower than the prime based rate option. The Company funds its lease portfolio using a "LIBOR" based rate which currently approximates prime less .9%. Loans and leases delinquent more than 60 days equaled 4.2% of the loans and leases outstanding at September 30, 1998 as compared to approximately 1.3% at September 30, 1997. These loans and leases are collateralized by deeds of trust and equipment. The Company's allowance for probable loan and lease losses of approximately $324,000 is considered adequate as of September 30, 1998.

Total non-interest expenses in the first nine months of 1998 increased approximately 37.2% over the first nine months of 1997 primarily due to a 32.6% increase in salaries and benefits as a result of an increase in personnel due to the growth in the Company's leasing operations. Other operating expenses increased by approximately 45.4% the most significant being an approximate $102,000 increase in general and administrative expense which is directly related to the growth of the Company's leasing activities. Additionally, occupancy expense increased by approximately $35,000 as a result of expansion in the Company's Spokane headquarters to facilitate the growth in leasing operations, increased facilities in Seattle and the opening of its Phoenix, Arizona office. The Company recognized a provision for probable loan and lease losses of $109,000 for the nine months ended September 30, 1998, and $13,000 for the comparable period in 1997.

The provision for income taxes of approximately $261,000 and $280,000 for the nine months ended September 30, 1998 and 1997, respectively, is based upon the statutory income tax rate of 34%. The Company expects to pay significantly less current income tax than the estimated tax provision for the year ended December 31, 1998, due to the utilization of net operating loss carryovers. The Company's effective tax rate for taxes paid in 1997 was approximately 23%.

Three Months Ended September 30, 1998 Compared to Three Months ended September
------------------------------------------------------------------------------
30, 1997
--------

For the three months ended September 30, 1998, the Company reported net income of $169,298 or $.12 per diluted common share. These results compare to net income of $201,281 or $.15 per diluted share, for the comparable period in 1997. Net financing income (interest and lease income less interest expense) increased from approximately $742,000 during the three months ended September 30, 1997 to approximately $947,000 in the comparable period of 1998 (a 27.6% increase). Finance income of approximately $1,774,000 and $1,296,000 in the three months ended September 30, 1998 and 1997 respectively, represents an approximate average interest yield of 15.0% and 15.1%, respectively, on the Company's average earning assets. The decrease in interest yield on the Company's real estate portfolio is mitigated by a higher interest rate received on the Company's lease portfolio. Lease income of approximately $455,000 resulted in an average yield on lease contracts of 16.9% for the three-months ended September 30, 1998. Leasing income for the three month period ended September 30, 1997 was not material and therefore not comparable.

The increase in financing income of approximately $479,000 is directly attributable to the increase of approximately $12,444,000 in the Company`s average earning assets over the third quarter of 1997. The Company's average earning asset portfolio grew from $32,840,000 for the three months ended September 30, 1997 to approximately $45,284,000 at September 30, 1998. Growth in the loan and lease portfolio is directly attributable to the increase in lease originations. Loans funded in the third quarter of 1998 were approximately $7,503,000 as compared to approximately $4,185,000 in 1997, however loan repayments in the third quarter were approximately $9,536,000 as compared to approximately $583,000 in the third quarter of 1997. The Company's lease portfolio continues to show strong growth as evidenced by a 45.4% increase in net outstanding leases over the second quarter of 1998. The increase in financing income was partially offset by an approximate $274,000 increase in interest expense. The increase in interest expense is primarily attributable to the increased borrowing related to growth in outstanding leases. The Company's cost of funds on average borrowings decreased from approximately 9.4% at September 30, 1997 to approximately 8.8% in the comparable period in 1998. The Company was able to reduce its borrowing costs by funding a portion of its loan portfolio using a "LIBOR" based rate, which is currently lower than the prime based rate option. The Company also funds its lease portfolio using a "LIBOR" based rate which currently approximates prime less .9%.

At September 30, 1998, the Company had approximately $1,905,000 of loans and leases which were delinquent as to principal or interest more than 60 days, as compared to approximately $755,000 at September 30, 1997. These loans and leases are collateralized by deeds of trust and equipment. The Company's allowance for probable loan and lease losses of approximately $324,000 is considered adequate as of September 30, 1998.

Total non-interest expenses for the third quarter of 1998 increased approximately 35.8% over the third quarter of 1997 primarily due to a 32.9% increase in salaries and benefits resulting from added personnel (primarily leasing) over the comparable period in 1997. Additionally, other operating expenses increased by approximately 41% over the prior year, and provision for probable loan and lease losses increased $53,000 during the third quarter of 1998 as compared with a $13,000 provision recorded for the same time period in 1997. Of the increase in other expense, the most significant was a $43,000 increase in general and administrative expense primarily related to the increase in leasing activities. For the quarter ended September 30, 1998 the leasing subsidiary contributed approximately $67,000 to earnings in the consolidated financial statements as compared to an approximate $16,000 loss in 1997. There were other increases and decreases in the Company's other operating expenses none of which is material when considered individually.

Financial Condition and Liquidity
---------------------------------

At September 30, 1998, the Company had approximately $610,000 of cash and cash equivalents as compared to approximately $474,000 at December 31, 1997. The Company also had $235,000 of marketable securities at September 30, 1998, as compared to approximately $251,000 at December 31, 1997. The Company's primary sources of cash during the first nine months of 1998 were approximately $26,346,000 from short term borrowings, $19,685,000 loan repayments, $6,000,000 from the sale of subordinated convertible debentures, (See Note 4 of Notes to Consolidated Financial Statements), $2,227,000 repayments of lease receivables and $477,000 from operations. The primary uses of cash during the first nine months of 1998 were approximately $26,002,000 repayment of short term borrowings, $17,228,000 of loan originations, $11,036,000 additions to direct financing leases and $244,000 payment of dividends.

The Company's line of credit, which matures annually, was renewed and increased to $40,000,000 on April 30, 1998. At September 30, 1998, the Company had $18,760,000 outstanding under the line of credit. In addition, the Company's wholly owned subsidiary, Source Capital Leasing Co., has a $12,000,000 line of credit to fund its lease portfolio. The leasing company's line of credit also renewed on April 30, 1998, and will mature April 30, 1999. During the third quarter of 1998 the leasing line of credit was increased from $8,000,000 to $12,000,000 The leasing company had approximately $8,574,000 outstanding under its line of credit at September 30, 1998. The cash flows from the Company's lines of credit, loan and lease repayments, and the existing cash, cash equivalents and marketable securities are expected to be sufficient for the operating needs of the Company.

Year 2000 Issues and Status
---------------------------

As the millennium approaches, the Company is addressing the impact of year 2000
(Y2K) on its information technology (IT) and non-IT functions. In preparation, the Company determined its exposure to be limited to existing computer and software vendors. Currently, the Company utilizes computer and software service vendors for all of its loan and lease transactions, as well as its general and subsidiary ledgers. The Company is preparing itself in two phases: (1) identifying and resolving compliance issues and (2) testing the systems. The Company has reviewed the compliance of its systems against the millennium issues and obtained written confirmation of Y2K compliance from the system/software vendors. All IT-related service vendors state they are compliant. Testing is in process, but has not yet been completed. No additional third party relationships exist that would have a material impact on the company and its operations as a result of a Y2K compliance other than those noted. The Company's in-house system consists of a Windows NT server and independent workstations, utilizing the Windows 95 operating system. The system was upgraded to its current level during the second quarter 1998 to accommodate the Company's growth. The upgrade was not to facilitate and resolve the Y2K issue. The Company does not expect to incur significant costs to ensure Y2K compliance.

The Company's exposure to a non-compliant system is considered minimal. System and software vendors utilized by the Company are nationally known and reputable service providers that offer these and similar services to many subscribers. The Company does not believe it is reasonable to assume a collapse of the entire or significant portion of its computer system as a result of a Y2K issue. Should the entire system or major component fail as a result of a Y2K compliance issue, the Company maintains adequate historical records that would enable reconstruction and maintenance of loan and lease information manually until the system is corrected.

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

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments for an Enterprise and Related Information. This Statement requires public companies to report selected segment information in their quarterly and annual reports issued to shareholders, and entity wide disclosures about products and services and major customers. The statement was adopted by the Company on January 1, 1998.

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosure about Pensions and Other Post Retirement Benefits, which standardizes the disclosure requirements for pension and other postretirement benefits. The adoption of SFAS No. 132 is not expected to impact the Company's current disclosures.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

Effect of Inflation and Changing Prices
---------------------------------------

Interest rates on the Company's loan portfolio are subject to inflation as inflationary pressures affect the prime interest rate. At September 30, 1998, interest rates on approximately 91.2% of the Company's loan portfolio were variable based on prime or other indexes. The remaining loans have fixed interest rates. Loans with fixed rates and maturities of less than one year at September 30, 1998 are considered variable. At September 30, 1998 all leases in the Company's lease portfolio carry fixed interest rates, however, the Company's line-of-credit with Seafirst Bank provides for match fixed rate funding of leases. Each lease is funded separately and the interest rate charged by the bank is fixed for the term of the advance which is matched to the term of the lease.

                           SOURCE CAPITAL CORPORATION


                           PART II - OTHER INFORMATION
                           ---------------------------


Items 1,2,3,4 and 5 of Part II are omitted from this report as they are either inapplicable or the answer is negative.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits

         11.1 Statement regarding Computation of Per Share Earnings

         27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

         The following reports on Form 8-K were filed for the three months ended September 30, 1998:


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


                                       SOURCE CAPITAL CORPORATION
                                       --------------------------
                                            (Registrant)



Date: November 09, 1998           By: /s/ D. Michael Jones
      ------------------------        --------------------
                                       D. Michael Jones
                                       President and Chief Executive Officer




Date: November 09, 1998           By: /s/ Lester L. Clark
      ------------------------        -------------------
                                       Lester L. Clark
                                       Vice President-Secretary/Treasurer
                                       Principal accounting and finance officer