Form 10KSB40
period 1998-12-31
SOURCE CAPITAL CORP
filed 1999-03-23
CIK 746776

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB


          [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


          [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to_____


                         Commission file number 0-12199

                           SOURCE CAPITAL CORPORATION
                 (Name of small business issuer in its charter)

               Washington                                    91-0853890
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)

          1825 N. Hutchinson Road
            Spokane, Washington                               99212
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

         Check whether the issuer (1) filed all reports required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         Check if there is no disclosure of delinquent filers in response to
         Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year:  $7,096,441.

The aggregate market value of the voting common equity held by non-affiliates as of February 26, 1999: $7,487,812.

The number of shares outstanding of each of the issuer's classes of common equity, as of February 26, 1999: 1,360,279.

                      DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission prior to April 29, 1999 pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 1999 annual meeting of registrant's shareholders are incorporated herein by reference into part III of this report.

Transitional Small Business Disclosure Format (check one): Yes ____;  No [X].

                                     PART I

Item 1.  Description of Business.
--------------------------------

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

GENERAL
-------

Source Capital Corporation (the "Company"), was incorporated under the law of the State of Washington in 1969 and is headquartered in Spokane, Washington. The Company is engaged in the business of lending, primarily through direct loans to individuals and corporations. Generally, its loans are collateralized, in whole or in part, by real estate or personal property.

The Company's wholly owned subsidiary, Source Capital Leasing Company, is engaged in the business of providing lease financing for a wide array of equipment and vehicle contracts. Leases are structured as direct financing contracts and are generally collateralized through collateral perfection and personal guarantees.

COMMERCIAL LENDING ACTIVITIES
-----------------------------

The Company presently serves the financial needs of individuals and middle-market businesses by providing commercial real estate loans, secured lines of credit, construction and development loans. Its market niche centers on customers not served by other financing companies or commercial lending institutions. The Company's customers often use their equities in existing real estate as collateral for loans made by the Company to restructure debt, upgrade underperforming properties and make other commercial investments. For companies unable to comply with bank covenants and for investors seeking maximum flexibility, the Company offers credit lines in a structured borrowing environment. The majority of loans made by the Company are primarily collateralized by first mortgages on real estate, however the Company does take second mortgage positions on some real estate.

Loans originated during 1998 and 1997, together with their terms and range of interest rates are as follows:

                                                1998                 1997
                                                -----                ----

                 Loan Amount              $26,339,941          $21,683,232
                 Term                      1-5 years            1-10 years
                 Interest rate          11.625 - 15.00%       11.00 - 15.00%


The Company typically charges its borrowers loan origination fees in connection with its commercial lending activities, thereby increasing the effective yields recognized on the loans. In some instances, the Company purchases contracts which may carry below market rates of interest. However, the Company discounts the purchase price of below market rate contracts so that the yield on the discounted contract will approximate the rates being charged on its originated loans. Lending decisions are made by a loan committee comprised of the Chairman, President and Executive Vice President of the Company. Loans exceeding $1,250,000 require the approval of the Company's primary lender to be eligible for inclusion in the Company's collateral base. Loans exceeding $2,500,000 also require approval by the Board of Directors' loan committee. The Company originates commercial loans that are collateralized primarily by real property. The principal factors considered in making lending decisions are the amount of the loan in comparison to the value of the collateral, the borrower's financial condition and the borrower's capacity to repay the loan. The Company attempts to minimize lending risk by limiting the total amount loaned to any one borrower. Additionally, the Company monitors and restricts its credit exposure in specific industries and geographic areas. The Company typically requires significant collateral for its commercial and real estate loans. The average loan to value percentages of the Company's portfolio at December 31, 1998, was estimated by management to be 49%. In addition, one or more of the Company's loan officers personally inspect all real estate that is offered to the Company as collateral.

For additional information concerning commercial loans, see Note 2 of Notes to Consolidated Financial Statements (the "Consolidated Financial Statements") for the years ended December 31, 1998 and 1997.

LEASING ACTIVITIES
------------------

Source Capital Leasing Co. ("SCLC"), a Washington corporation and a wholly owned subsidiary of the Company, was formed in March 1997. SCLC is an independent lessor providing direct finance leases in the small to middle markets, primarily in eleven of the most western states. SCLC provides financing of lease transactions generally from $10,000 to $150,000, with terms ranging from 24 months to 60 months.

Leases originated in 1998 and 1997, together with their terms and range of interest rates are as follows:

                                        1998                      1997
                                        ----                      ----
         Lease amount              $15,225,491                $3,717,495
         Term                      24 - 60 months             24 - 60 months
         Interest rate             9.79 -29.12%               11.89 -20.45%

SCLC's average lease investment for contracts in its portfolio at December 31, 1998 was approximately $33,000, with the largest lease written during the year approximating $170,000. At December 31, 1998 SCLC maintained leases of business equipment in agricultural/forest products, computer/data processing, construction/heavy equipment, health care, manufacturing, office equipment/furniture, restaurant equipment, retail/service equipment, signage/marketing, and transportation industries. SCLC maintains a diversified portfolio in order to minimize its credit exposure to any single industry or individual lessee. As of December 31, 1998, no single industry accounted for more than 13% of SCLC's portfolio and no single lessee accounted for more than 1% of its portfolio.

Lease contracts that meet the Company's credit requirements, but do not meet management's minimum yield requirements are sold in the secondary market. Certain of these lease contracts are participated or sold on a non-recourse basis through lease brokers. SCLC originates the majority of leases retained in its portfolio through lease broker referrals. Leases are approved on a contract by contract basis. Leases from $10,000 to $150,000 require the approval of the Chief Credit Officer of SCLC. Leases exceeding $150,000 up to $250,000 also require the approval of the President of the parent Company. The Company's lender, must approve leases exceeding $150,000 pursuant to the terms of the Company's credit facility agreement with the Bank. Lease contracts are collateralized by the underlying equipment and are usually guaranteed by the principals of the lessee. The Company's leasing credit practice is based upon the lessee's financial position, creditworthiness and ability to meet cash flow obligations. All other credit considerations are similar to those followed by the commercial lending group.

For additional information concerning leasing, see Note 3 of Notes to the Consolidated Financial Statements.

LOANS, LEASES  AND REAL ESTATE OWNED
------------------------------------

To measure the quality of assets, or to determine the adequacy of the reserve for possible loan and lease losses, the Company reviews the performance of each loan and lease, the valuation of all collateral, the payment history of the borrower, current economic conditions of the geographical area in which the loan or lease was made and market analysis of the type of collateral. This information is obtained primarily through on-site inspections, market analysis, new appraisals, financial performance of the borrower and purchase offers. A specific allowance for credit losses is established for any non-performing loans and leases where the underlying collateral value (less costs of disposal) is below the recorded loan or lease receivable. Upon repossession, real estate owned and equipment is recorded at the lower of cost or fair value less estimated selling costs and is reviewed at least monthly thereafter until disposition of the property.

At December 31, 1998 and 1997, the allowance for credit losses was approximately $421,000 and $223,000, respectively, which in the opinion of management was adequate.

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

Loans and leases are considered delinquent when a scheduled payment becomes 31 days past due. The following table sets forth the principal balances of delinquent loans and leases in the Company's loan and lease portfolios at December 31, 1998 and 1997.
                                                Principal       % of Total
                   1998                         Balance          Amount
                   ----                         -------          ------

                Commercial loans              $  4,467,896         10.9%
                Leases                        $    668,829          3.9%

                   1997
                   ----

                Commercial loans              $  1,354,029          3.7%
                Leases                        $     27,916           .8%

Of the total past due loans at December 31, 1998, $1,786,809 exceeded 90 days past due. Delinquent leases which exceeded 90 days past due at December 31, 1998, were $215,584. For additional information concerning delinquencies and real estate owned see Notes 2, 3 and 5 of Notes to the Consolidated Financial Statements.

SOURCES OF FUNDS
----------------

Funding for new loans is provided from repayments of principal and interest on current loans and from a $35,000,000 line of credit which expires on April 30, 1999. Borrowings under the Company's credit agreement bear interest at .25% over the bank's prime rate (8% at December 31, 1998). The Company at its option may purchase "LIBOR" (London Interbank Offered Rate) contracts as a part of its line of credit. The Company's outstanding debt at December 31, 1998 included $18,000,000 in "LIBOR" contracts in the total $24,635,000 outstanding under the credit agreement. The "LIBOR" contracts purchased by the Company bear interest at 2.625% over the "LIBOR" rate on the date of purchase. The average rate on the contracts held by the Company at December 31, 1998 was 8.05%. All borrowings under the credit agreement are collateralized by loans receivable. The credit agreement contains certain restrictive covenants including maximum percentages of loan categories allocated to land loans, second mortgages and loan terms exceeding 24 months. The credit agreement also contains covenants requiring the Company to maintain a minimum level of cash and marketable securities of at least $400,000 and tangible net worth plus subordinated debt of at least $17,000,000. The credit line is annually renewable and the Company expects the line will be renewed on its expiration date. See Note 7 of Notes to the Consolidated Financial Statements.

At December 31, 1998 the Company was indebted on $6,000,000 of Convertible Subordinated Debentures. The debentures carry an interest rate of 7.5%, mature on March 1, 2008 and are convertible into common stock at the rate of $8.01 per share. The debentures are convertible at any time until maturity. The debentures are redeemable, in whole or in part, at any time on or after March 1, 2001, at the option of the Company. The debentures are unsecured general obligations of the Company subordinate in right of repayment to all existing and future Senior indebtedness of the Company. Senior indebtedness includes but is not limited to, all current bank lines-of-credit and any future increases to these lines as well as any new borrowings from financial institutions.
See Note 9 of Notes to the Consolidated Financial Statements.

Funding for new lease contracts is provided from repayments of current leases and from a separate $17,000,000 line of credit. Borrowings under the line of credit bear interest based upon the Bank's composite cost of funds, and vary by terms of the contract financed. Rates at December 31, 1998 ranged from 6.98% to 8.1%. See Note 7 of Notes to the Consolidated Financial Statements.

COMPETITION
-----------

The market for non-regulated financial services providers such as the Company is highly competitive and fragmented. The markets for small ticket commercial equipment leases, and real estate financing are extensive and growing rapidly.

Competition in the markets in which the Company competes is intense and includes many regional and national regulated financial institutions with substantially greater resources than the Company. The Company also competes against finance companies that provide low-cost credit facilities to a proprietary customer base. Management believes that the Company's primary competitors include: (i) Pacific Coast Investment, Olympic Coast Investments, Kennedy Funding, Metropolitan Mortgage and Coast Business Credit in real estate financing; and
(ii) Financial Pacific leasing, SDI Capital, Summit Leasing and Westmark Financial in equipment leasing.

The Company believes it has positioned itself to compete against providers of commercial business financing by reason of its high level of service to customers, its experienced personnel and its ability to provide turn-key financial solutions to small and mid-size business as well as non-traditional commercial customers.

EMPLOYEES
---------

At December 31, 1998, the Company employed twenty-three people, none of whom were represented by a collective bargaining unit. The Company believes relations with its employees are good.

Item 2.  Description of Properties.
-----------------------------------

The Company's headquarters are located in leased offices at 1825 N. Hutchinson Rd., Spokane, Washington 99212. The lease expires in May 2001. For more information concerning this lease see Note 12 of Notes to the Consolidated Financial Statements. The Company also occupies leased office space located at 200 First Ave. West, Suite 403, Seattle, Washington, 614 S. W. Eleventh Ave. Suite D. Gallery Level, Portland, Oregon and 8655 East Via De Ventura G-221 Scottsdale, Arizona.

Additionally, the Company has properties obtained through foreclosure, which are held for sale in the normal course of business. See Note 5 of Notes to the Consolidated Financial Statements. See discussion of real estate lending activities in Item 1, Description of Business - Commercial Lending Activities.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

No matters were submitted to a vote of shareholders of the Company's common stock during the fourth quarter of 1998.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

The Company's common stock is traded on the NASDAQ Small Cap Market tier of the Nasdaq Stock Market. As of February 26, 1999, there were approximately 870 holders of record of the Company's common stock. Market prices for the Company's common stock were obtained from the Nasdaq stock activity reports and reflect actual closing prices. The high and low prices for 1998 and 1997 are as follows:

                                1998                            Common
                                ----                            ------
                             Quarter Ended               High           Low
                             -------------               ----           ---
                             March 31                   $9.75          $6.50
                             June 30                     8.63           7.13
                             September 30                8.56           5.88
                             December 31                 6.25           5.00

                                1997                            Common
                                ----                            ------
                             Quarter Ended               High           Low
                             -------------               ----           ---
                             March 31                   $7.31          $6.25
                             June 30                     7.00           5.38
                             September 30                6.75           5.63
                             December 31                 7.63           5.53

On February 26, 1999 the closing price was $6.50.

The Company's dividend history is as follows:

                             Date paid                Amount per share
                             ---------                ----------------
                             April 19, 1996                  $.15
                             February 28, 1997                .18
                             February 27, 1998                .18
                             February 26, 1999                .18

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
-------------

Results of Operations - 1998 Compared to 1997
---------------------------------------------

The Company reported net income of approximately $745,000 or $.50 per diluted share for the year ended December 31, 1998 compared to net income of approximately $739,000 or $.54 per diluted share for the year ended December 31, 1997. The Company's interest margin increased from approximately $3,039,000 in 1997 to approximately $3,836,000 for the year ended December 31, 1998. The increase in interest margin was the result of an increase in interest and fees of approximately $651,000 and an increase in leasing revenues of approximately $1,293,000 over 1997. These revenue gains were partially offset by an increase in interest expenses of approximately $1,147,000.

The increase in interest and lease revenue was due to the Company's ability to grow its average earning asset portfolio by approximately $13.6 million, to $45 million in 1998. The growth in the Company's earning assets was primarily the result of growth in the Company's lease portfolio, which grew from approximately $2.9 million at December 31, 1997 to approximately $14 million at December 31, 1998. The primary growth in the Company's commercial real estate portfolio took place in the fourth quarter of 1998, thereby keeping the average lower than would be expected considering the increase in the Company's assets from $43 million at the end of 1997 to $58.6 million at December 31, 1998. The increase in interest expense correlates directly to the increase in the Company's loan and lease portfolio as the Company was able to increase its leverage thereby positioning itself for future growth in its commercial real estate lending and leasing portfolios.

The provision for loan and lease losses increased by approximately $265,000 over 1997 primarily due to management's decision to increase the reserve for probable lease losses to approximate 1.5% of the Company's net investment in leases at December 31, 1998. The decision to increase the reserve was based on charged off leases net of recoveries of approximately $81,000 in the fourth quarter of 1998 and an increase in past due leases more in line with industry averages as the Company's lease portfolio matures.

Non-interest operating expenses increased by approximately $577,000 in 1998 as compared to 1997. Salaries and benefits increased by approximately $261,000 primarily due to a 38% increase in the Company's work force. At December 31, 1998 the Company employed eleven personnel in its leasing operations, six personnel in its real estate lending operations and six personnel in administrative and support operations. Other operating expenses increased by approximately $316,000 primarily due to an increase in general and administrative expense of approximately $236,000, of which $149,000 related to the Company's leasing operations, and an increase in occupancy expense of approximately $80,000 related to the cost of occupying additional office space in Spokane, increased rent in Seattle, and the opening of an additional office in Phoenix, Arizona.

Net interest margin on earning assets decreased from 9.6% in 1997 to 8.5% in 1998. This decrease is primarily due to the increased amount of borrowed funds as a percentage of the loan portfolio. The Company's earning asset to equity ratio increased from 3.22 to 1 at year end 1997 to 4.25 to 1 at December 31, 1998 which resulted in a lower interest margin but higher net revenues due to an increase in the Company's earning assets. Additionally the yield on the Company's loan portfolio decreased from 16.1% in 1997 to 15% in 1998 due to lower interest rates charged to borrowers by reason of increased competition and a general decrease in interest rates during 1998.

The income tax provision decreased from approximately $385,000 in 1997 to approximately $384,000 in 1998. Although the Company has significant net operating loss carryforwards available to reduce income taxes payable, the utilization of these net operating losses is limited each year due to the change in ownership of the Company which occurred in 1991. Although for financial statement purposes the Company reported approximately $384,000 in income tax expense for 1998 (in accordance with FASB Statement 109 "Accounting for Income Taxes"), for income tax purposes, the actual current tax liability for 1998 was approximately $297,000. As discussed in Note 6 of Notes to the Consolidated Financial Statements, the deferred tax asset results primarily from net operating loss carryforwards.

Financial Condition and Liquidity
---------------------------------

At December 31, 1998, the Company had approximately $750,000 of cash and cash equivalents and $220,000 of marketable securities. The Company's primary sources of cash during 1998 were approximately $39,500,000 from short-term borrowings, $22,076,000 of principal repayments on outstanding loans, $6,000,000 from the sale of subordinated convertible debentures, $3,799,000 from collections on direct financing leases, $1,252,000 from operations, and $559,000 from the sale of real estate and equipment. In 1998, the primary uses of cash were approximately $31,257,000 repayment of short term borrowings, $26,047,000 of loan originations, $15,225,000 additions to direct financing leases, $244,000 payment of dividends.

The Company has a $35,000,000 revolving line of credit, to fund its real estate lending operations, which expires on April 30, 1999. Additionally the Company has a separate $17,000,000 line of credit to fund its leasing operations. The commitments under this line also expire on April 30, 1999. The Company anticipates that the lines will be renewed for another year at that time. Management believes that the lines of credit, coupled with the cash and short-term investments held at December 31, 1998, normal loan and lease repayments and the sale of part or all of the real estate owned will provide sufficient cash to fund operating needs during 1999. However, the Company may seek additional funds dependent on the direct lending and leasing demand and other projects the Company may endeavor to undertake during the year.

Effects of Inflation and Changes in Interest Rates.
--------------------------------------------------

Interest rates earned on the Company's loan portfolio are subject to change as inflationary pressures and other factors, affect prime interest rates. At December 31, 1998, interest rates being charged on approximately 98% of the Company's loan portfolio were based upon the prime interest rate or other indexes. The remaining loans have fixed interest rates. The Company's line of credit agreement provides for variable interest based upon the prime rate or, at the Company's option, a "LIBOR" based rate.

Management believes that any negative effects of an increase in the prime interest rate would be largely offset by the Company's relatively short-term loan portfolio, balloon payments and the large percentage of variable rate loans.

Rates earned on the Company's lease portfolio are fixed for the term of the lease, however, the Company match funds its portfolio by borrowing under its lease line of credit as soon as is practicable after funding the lease. At the time of borrowing, the rate the Company pays its lender is fixed for the term of the lease.

Year 2000 Issues and Status.
---------------------------

As the end of the millennium approaches, the Company is addressing the impact of the year 2000 (Y2K) on its information technology (IT) and non (IT) functions. Currently, the Company's IT-related electronic infrastructure consists of primary and backup domain controller servers utilizing the Windows NT operating system, and independent workstations utilizing the Windows 95 operating system. All leasing portfolio management, servicing and general ledger information is maintained on this system. Additionally, the Company contracts with an external third party service provider for all commercial loan sub-ledger and general ledger systems.

In completing its assessment of Y2K compliance, the Company reviewed and identified all of the major system components believed to be susceptible to Y2K issues. These included all software components of its in-house network as well as its commercial lending service provider. The Company has obtained written confirmation from all software vendors and software service providers of Y2K compliance. The Company also reviewed other components of its in-house system and is currently working with a third party network administrator to identify and resolve other non-major Y2K issues.

The Company estimates that its Y2K compliance effort is approximately 90% complete as of the end of January 1999, and anticipates being 100% complete by the end of June 1999. Remaining testing will be performed on the non-major components of its in-house network workstations. The Company estimates total Y2K compliance costs will not exceed $10,000. The majority of these costs relate to the review and repair, if necessary, of major and non-major software components. The Company expects to incur most of these costs during 1999.

The Company's exposure to a non-compliant system is considered minimal. System software vendors utilized by the Company are nationally known and reputable service providers that offer these and similar services to many subscribers. The Company does not believe it is reasonable to assume a collapse of the entire or a significant portion of its computer system as a result of a Y2K issue. Should the entire system or major component fail as a result of a Y2K issue, the Company maintains adequate historical records that would enable reconstruction and maintenance of loan and lease information manually until the system is corrected.

The Company will complete its assessment of non-IT related systems for Y2K compliance by the end of the third quarter 1999. Major non-IT related systems utilized by the Company include the telephone systems and building security system. If the Company determines that any non-IT related systems are not Y2K compliant, it will be necessary to adjust estimates of the cost of Y2K compliance.

New Accounting Pronouncements
-----------------------------

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.132 ("SFAS No. 132"), Employers' Disclosures about Pensions and Other Postretirement Benefits, which standardizes the disclosure requirements for pension and other postretirement benefits. The adoption of SFAS No. 132 is not expected to materially impact the Company's current disclosures.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Based on its current and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS No. 133 on January 1, 2000 will not have a significant effect on its financial statements.

In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, ("SFAS No. 134") Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, which effectively changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. The adoption of SFAS No. 134 is not expected to have a material impact on the Company's financial position.

In February, 1999 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 135 (SFAS 135"), Rescission of Financial Accounting Standards Board No. 75 ("SFAS 75") and Technical Corrections. SFAS 135 rescinds SFAS 75 and amends Statement of Financial Accounting Standards Board No. 35. SFAS s135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS 135 will not have a significant effect on its financial statements

Item 7.  Financial Statements.
------------------------------

Information required by this Item is included in the Consolidated Financial Statements filed as a part of this report.

Item 8. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
--------------------

None.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of The Exchange Act.
--------------------------------------------------

To be included in the proxy statement to be filed by the registrant with the Securities and Exchange Commission prior to April 28, 1999 pursuant to Regulation 14A adopted under the Securities Exchange Act of 1934 and incorporated herein by reference.

Item 10.  Executive Compensation.
---------------------------------

To be included in the proxy statement to be filed by the registrant with the Securities and Exchange Commission prior to April 28, 1999 pursuant to Regulation 14A adopted under the Securities Exchange Act of 1934 and incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

To be included in the proxy statement to be filed by the registrant with the Securities and Exchange Commission prior to April 28, 1999 pursuant to Regulation 14A adopted under the Securities Exchange Act of 1934 and incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.
--------------------------------------------------------

To be included in the proxy statement to be filed by the registrant with the Securities and Exchange Commission prior to April 28, 1999 pursuant to Regulation 14A adopted under the Securities Exchange Act of 1934 and incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K.
------------------------------------------

         (a)     Exhibits                                                                                     Exhibit No.
                         Articles of Incorporation of Source Capital
                         Corporation, incorporated by reference
                         to Exhibit A to Form 8-K dated February 7, 1994.                                       3.1

                         Articles of Amendment to the restated Articles of
                         Incorporation of Source Capital Corporation,
                         incorporated by reference to Exhibit C to Form 8-K
                         dated May 16, 1996.                                                                    3.2

                         Bylaws of Source Capital Corporation, incorporated by
                         reference to Exhibit A to Form 8-K dated February 7,
                         1994.                                                                                  3.3

                         Indenture dated February 11, 1998 between Registrant
                         and Banker Trust Company, incorporated by reference to
                         Exhibit 4.1 to Registrant's Current Report on Form 8K
                         dated February 11, 1998.                                                               4.1

                         Form of 7-1/2% Convertible Subordinated Debenture Due
                         March 1, 2008 issued by the Registrant to each Selling
                         Shareholder, incorporated by reference to Exhibit A to
                         Exhibit 4.1 filed with the Registrant's Current Report
                         on Form 8-K dated February 11, 1998.                                                   4.2

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

                         Employment Agreement with D. Michael Jones dated
                         January 18, 1996, incorporated by 10.1 reference to
                         Exhibit 10.2 filed with the Company's 10KSB Dated
                         December 31, 1996.                                                                    10.2

                         Other Material Contracts:

                         Registration Rights Agreement between the Registrant
                         and Pacific Crest Securities, Inc., incorporated by
                         reference to Exhibit 10.3 filed with the Registrant's
                         Current Report on Form 8-K dated February 11, 1998.                                   10.3

                         Subsidiaries of the Registrant                                                        21

                         Financial Data Schedule                                                               27

                 Reports on Form 8-K

                         No Reports on Form 8-K were filed during the last quarter of 1998.

                                   SIGNATURES
                                   -----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             SOURCE CAPITAL CORPORATION
                                                             --------------------------
                                                             (Registrant)

Date:      March 22, 1999                                    By:  /s/ D. Michael Jones
       --------------------------                                 --------------------
                                                                  D. Michael Jones
                                                                  President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:      March 22, 1999                                    By:  /s/ D. Michael Jones
        -------------------------                                 --------------------
                                                                  D. Michael Jones
                                                                  President (Principal Executive Officer)
                                                                  Director

Date:      March 22, 1999                                    By:  /s/ Lester L. Clark
       -------------------------                                  -------------------
                                                                  Lester L. Clark
                                                                  Vice President, Treasurer and Secretary
                                                                  (Principal Accounting and Financial Officer)

Date:      March 22, 1999                                    By:  /s/ Alvin J. Wolff, Jr.
       -------------------------                                  -----------------------
                                                                  Alvin J. Wolff, Jr.
                                                                  Director, Chairman of the Board

Date:      March 22, 1999                                    By:  /s/ Clarence H. Barnes
       -------------------------                                  ----------------------
                                                                  Clarence H. Barnes
                                                                  Director

Date:      March 22, 1999                                    By:  /s/ Robert E. Lee
       -------------------------                                  -----------------
                                                                  Robert E. Lee
                                                                  Director

Date:      March 22, 1999                                    By:  /s/ Daniel R. Nelson
       -------------------------                                  --------------------
                                                                  Daniel R. Nelson
                                                                  Director

Date:      March 22, 1999                                    By:  /s/ Charles G. Stocker
       -------------------------                                  ----------------------
                                                                  Charles G. Stocker
                                                                  Director

Date:      March 22, 1999                                    By:  /s/ John A. Frucci
       -------------------------                                  ------------------
                                                                  John A. Frucci
                                                                  Director

Source Capital Corporation and Subsidiaries
Index to Consolidated Financial Statements


                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                            13

Consolidated Balance Sheets                                                   14

Consolidated Statements of Income and comprehensive income                    15

Consolidated Statements of Changes in Stockholders' Equity                    16

Consolidated Statements of Cash Flows                                         17

Notes to Consolidated Financial Statements                                    19

Report of Independent Certified Public Accountants




The Board of Directors and Stockholders
Source Capital Corporation and Subsidiaries
Spokane, Washington


We have audited the accompanying consolidated balance sheets of Source Capital Corporation and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Source Capital Corporation and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                        /s/ BDO Seidman, LLP



Spokane, Washington
January 26, 1999

Source Capital Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 1998 and 1997

                                                                    1998            1997
                                                                    ----            ----
                     ASSETS
Loans receivable, net                                          $ 40,411,783    $ 36,655,257
Leases receivable, net                                           14,006,137       2,917,145
Accrued interest receivable                                         463,986         345,424
Cash and cash equivalents                                           750,218         473,551
Marketable securities                                               219,502         250,724
Real estate and equipment owned                                     393,013         556,342
Other assets                                                        853,942         391,614
Deferred income taxes                                             1,467,660       1,456,239
                                                               ------------    ------------

         Total assets                                          $ 58,566,241    $ 43,046,296
                                                               ============    ============

                 LIABILITIES

Note payable to bank                                           $ 35,243,164    $ 26,990,096
Long-term debt                                                    3,147,579       3,187,539
Accounts payable and accrued expenses                               651,904         413,000
Customer deposits                                                   687,802          99,792
Convertible subordinated debentures                               6,000,000              --
                                                               ------------    ------------

         Total liabilities                                       45,730,449      30,690,427
                                                               ------------    ------------

Commitments (Notes 2, 8,9,10 and 12)

         STOCKHOLDERS' EQUITY

Preferred stock, no par value, 10,000,000 shares authorized,
   none outstanding                                                      --              --
Common stock, no par value, authorized 10,000,000 shares;
   issued and outstanding, 1,350,279 and 1,355,818 shares         7,006,849       7,038,802
Additional paid-in capital                                        2,049,047       2,049,047
Accumulated other comprehensive loss                                (15,869)        (27,143)
Retained earnings                                                 3,795,765       3,295,163
                                                               ------------    ------------
         Total stockholders' equity                              12,835,792      12,355,869
                                                               ------------    ------------

         Total liabilities and stockholders' equity            $ 58,566,241    $ 43,046,296
                                                               ============    ============


See accompanying notes to consolidated financial statements.

Source Capital Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 1998 and 1997


                                                                  1998           1997
                                                                  ----           ----
Financing income:
   Interest and fee income                                     $ 5,516,650    $ 4,865,492
   Lease financing income                                        1,482,206        189,601
   Interest expense                                             (3,162,855)    (2,016,322)
                                                               -----------    -----------
      Net financing income                                       3,836,001      3,038,771

Other income and provision for loan losses:
   Gains on investments and real estate (net)                       97,585         48,557
   Provision for loan and lease losses                            (287,486)       (23,000)
                                                               -----------    -----------
Income before operating expense                                  3,646,100      3,064,328
                                                               -----------    -----------

Operating expense:
   Employee compensation and benefits                            1,514,266      1,253,593
   Other operating expenses                                      1,003,085        686,875
                                                               -----------    -----------
      Total non-interest expenses                                2,517,351      1,940,468
                                                               -----------    -----------

Income before income taxes                                       1,128,749      1,123,860
                                                               -----------    -----------

Income tax provision:
   Current                                                        (395,521)      (155,604)
   Deferred                                                         11,421       (229,296)
                                                               -----------    -----------
      Total income tax provision                                  (384,100)      (384,900)
                                                               -----------    -----------

Net income                                                     $   744,649    $   738,960
                                                               ===========    ===========

Net income per common share - basic                            $       .55    $       .54
                                                               ===========    ===========

Net income per common share - diluted                          $       .50    $       .54
                                                               ===========    ===========

Weighted average number of basic common shares outstanding       1,354,397      1,373,850
                                                               ===========    ===========

Weighted average number of diluted common shares outstanding     2,058,487      1,373,850
                                                               ===========    ===========

Cash dividends per share                                       $       .18    $       .18
                                                               ===========    ===========

Net income                                                     $   744,649    $   738,960

Other comprehensive income, net of tax:
  Unrealized gain (loss) on marketable securities
    net of $3,833 and ($5,665) income tax (benefit)                  7,441        (10,998)
                                                               -----------    -----------
Comprehensive income                                           $   752,090    $   727,962
                                                               ===========    ===========

See accompanying notes to consolidated financial statements.

Source Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998 and 1997


                                                                                                        Accumulated
                                                                                          Additional       Other
                                                                  Common Stock             Paid-in     Comprehensive     Retained
                                                            Shares            Amount       Capital         Loss          Earnings
                                                            ------           ------        -------         ----          --------
Balances, December 31, 1996                                   1,417,220    $ 7,462,827    $ 2,049,047   $   (10,480)   $ 2,811,302
   Cash dividend ($.18 per share) paid February 28, 1997           --             --             --            --         (255,099)
   Stock options granted                                           --            8,800           --            --             --
   Redemption and cancellation of outstanding common stock      (62,588)      (432,825)          --            --             --
   Exercise of common stock options, net of reduction             1,186           --             --            --             --
   Net income                                                      --             --             --            --          738,960
   Net change in unrealized losses on marketable securities        --             --             --         (16,663)          --
                                                            -----------    -----------   -----------    -----------    -----------

Balances, December 31, 1997                                   1,355,818      7,038,802     2,049,047        (27,143)     3,295,163
   Cash dividend ($.18 per share) paid February 27, 1998           --             --             --            --         (244,047)
   Redemption and cancellation of outstanding common stock       (5,539)       (31,953)          --            --             --
   Net income                                                      --             --             --            --          744,649
   Net change in unrealized losses on marketable securities        --             --             --          11,274           --
                                                            -----------    -----------   -----------    -----------    -----------

Balances, December 31, 1998                                   1,350,279    $ 7,006,849   $ 2,049,047    $   (15,869)   $ 3,795,765
                                                            ===========    ===========   ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

Source Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 1998 and 1997

                                                                       1998            1997
                                                                       ----            ----
Cash flows from operating activities:
   Net income                                                    $    744,649    $    738,960
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                  50,059          31,665
         Provision for loan and lease losses                          287,486          23,000
         Impairment loss on real estate owned                          14,500            --
         Deferred income tax (benefit) provision                      (11,421)        229,296
         Gain on sale of marketable securities                        (55,204)         (4,559)
         Gain on sale of real estate owned                            (56,881)        (43,998)
         Compensation expense associated with options granted            --             8,800
         Change in:
           Accrued interest and other assets                         (547,636)           (781)
           Accounts payable and accrued expenses                      238,904         (30,291)
           Customer deposits                                          588,010            --
                                                                 ------------    ------------
                 Net cash provided by operating activities          1,252,466         952,092
                                                                 ------------    ------------

Cash flows from investing activities:
   Proceeds from sale of marketable securities                         97,700         477,176
   Loan originations                                              (26,046,948)    (21,306,038)
   Loan repayments                                                 22,075,724      10,981,406
   Additions to direct financing leases                           (15,225,491)     (3,717,495)
   Collections on direct financing leases                           3,798,862         782,350
   Capitalization of costs related to real estate owned               (70,566)         (5,929)
   Proceeds from sale of real estate and equipment owned              559,094         139,198
   Purchase of office furniture and equipment                        (101,282)       (118,786)
   Proceeds from sale of office furniture and equipment                  --               739
                                                                 ------------    ------------
                 Net cash used in investing activities            (14,912,907)    (12,767,379)
                                                                 ------------    ------------

Cash flows from financing activities:
   Proceeds from line of credit borrowings                         39,510,238      23,513,527
   Payments on line of credit borrowings                          (31,257,170)    (10,523,431)
   Proceeds from sale of subordinated convertible debentures        6,000,000            --
   Payments of long-term debt                                         (39,960)        (34,840)
   Payments for redemption of common stock                            (31,953)       (432,825)
   Cash dividends paid                                               (244,047)       (255,099)
                                                                 ------------    ------------
                 Net cash provided by financing activities         13,937,108      12,267,332
                                                                 ------------    ------------

Source Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows, Continued for the years ended December 31, 1998 and 1997

                                                                                        1998              1997
                                                                                        ----              ----
Net increase in cash and cash equivalents                                          $      276,667  $      452,045
Cash and cash equivalents, beginning of year                                              473,551          21,506
                                                                                   --------------  --------------

Cash and cash equivalents, end of year                                             $      750,218  $      473,551
                                                                                   ==============  ==============

Supplemental disclosure of cash flow information:
   Interest paid                                                                   $    3,024,127  $    1,945,234
   Income taxes paid                                                                      241,088         494,825

   Non-cash financing and investing transactions:
      Financing of sales of real estate owned                                             292,993         377,194
      Deferred interest on financing of real estate sold                                   56,442            -
      Loans and interest converted to real estate owned
         through repossession                                                             458,218         106,611
      Leases converted to repossessed assets                                               61,150            -

See accompanying notes to consolidated financial statements.

Source Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements


  1.   Organization and Summary of Significant Accounting Policies:

       Organization

       Source Capital Corporation was incorporated in Washington in October 1969. The Company is engaged in lending activities, primarily making direct loans to individuals and corporations. Approximately 85% of the Company's loan portfolio is collateralized by real estate located in the Pacific Northwest. In April 1997, the Company began equipment leasing operations through its wholly owned subsidiary, Source Capital Leasing Company, and in November 1997 began an accounts receivable factoring operation though its other wholly owned subsidiary, Source Capital Finance Inc. In the fourth quarter of 1998 the Company redeployed the personnel in its factoring operations to the Company's leasing operations to facilitate the more rapid growth in its leasing operations.

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

       Leases Receivable

       The Company accounts for its portfolio of leases receivable as direct financing leases. Accordingly, the minimum lease payments, including any residual values are included in the gross lease receivable. The difference between the gross lease receivable and the carrying value of the equipment is recorded as unearned income

       The Company reports its net investment in direct financing leases as an asset in its consolidated balance sheet. Unearned income and initial direct costs are amortized to income over the term of the lease so as to produce a constant periodic rate of return on the Company's investment in the leases.

       Cash Equivalents

       The Company considers cash equivalents to be short-term, highly liquid investments with maturities of three months or less at the date of purchase. The Company, on occasion, has cash in institutions which may exceed federal depository insurance limits. The Company places such deposits with high-credit quality institutions and has not experienced any losses.

       Marketable Securities

       The Company invests in limited amounts of equity securities and minimizes its investment in any one company or industry. Investments in equity securities are classified as available-for-sale securities for which unrealized gains and losses are recognized as a component of stockholders' equity. Realized gains or losses on the sale of securities are reflected in operations based on specific identification.

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

       Income Taxes

       Deferred tax assets and liabilities are recognized for the future income tax consequences of transactions that have been recognized in the Company's financial statements, using enacted tax rates in effect in the years in which the temporary differences between the carrying amount and the tax basis are expected to reverse (see Note 6).

       The Company files a consolidated income tax return with its subsidiaries.

       Net Income Per Share

       Net income per share - basic is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Net income per share - diluted is computed by dividing net income by the weighted-average number of common shares outstanding increased by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

       The net income per share disclosures have been made in accordance with SFAS No. 128, "Earnings per Share," which was applied by the Company in 1997. During the year ended December 31, 1998 stock options outstanding resulted in the addition of 17,448 weighted average shares to the diluted net income per share computation. During the year ended December 31, 1997, outstanding stock options were not included in the computation of earnings per share because the effect was antidilutive.

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

       New Accounting Pronouncements

       In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.132 ("SFAS No. 132"), Employers' Disclosures about Pensions and Other Postretirement Benefits, which standardizes the disclosure requirements for pension and other postretirement benefits. The adoption of SFAS No. 132 is not expected to materially impact the Company's current disclosures.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (I) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Based on its current and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS No. 133 on January 1, 2000 will not have a significant effect on its financial statements.

       In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, ("SFAS No. 134"), Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, which effectively changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. The adoption of SFAS No. 134 is not expected to have a material impact on the Company's financial position.

       In February, 1999 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 135 (SFAS 135"), Rescission of Financial Accounting Standards Board No. 75 ("SFAS 75") and Technical Corrections. SFAS 135 rescinds SFAS 75 and amends Statement of Financial Accounting Standards Board No. 35. SFAS 135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS 135 will not have a significant effect on its financial statements

       Reclassifications

       Certain 1997 balances have been reclassified to conform with the 1998 presentation with no effect on retained earnings or net income as previously reported.

  2.   Loans Receivable:

       Loans receivable consist of short-term and long-term loans made to individuals and corporations. Virtually all loans are collateralized by real property. At December 31, 1998, approximately 98% of the loans have interest rates that fluctuate based upon changes in the prime interest rate. Loans receivable, the weighted-average interest rate and effective yield (including amortized loan fees) by type of loan at December 31, 1998 and 1997 consist of the following:

                                                                             Weighted-
                                                                              Average           Effective Yield
                                                                            Contractual        on Average Loans
         1998                                              Amount          Interest Rate          Outstanding
         ----                                          --------------  --------------------  ------------------
         Commercial real estate loans                  $   41,117,069             11.88%                15.08%
         Unearned discounts and fees                         (497,294)
         Allowance for loan losses                           (207,992)
                                                       --------------
         Loans receivable, net                         $   40,411,783
                                                       ==============

         1997
         ----
         Commercial real estate loans                     $37,184,741             12.63%                16.30%
         Unearned discounts and  fees                        (324,518)
         Allowance for loan losses                           (204,966)
                                                       --------------

         Loans receivable, net                         $   36,655,257
                                                       ==============

       Included in the 1998 totals above are four commercial loans totaling approximately $493,000 which have been identified as non-performing and are not accruing interest. Interest income of $25,997 was recognized on these loans during the year ended December 31, 1998. Had these loans performed in accordance with their original terms, interest income of $63,204 would have been recognized. There were two commercial real estate loans totaling approximately $455,000, which were non-performing at December 31, 1997. Interest income of $28,483 was recognized on these loans during the year ended December 31, 1997. Had these loans performed in accordance with their original terms, interest income of $61,856 would have been recognized. The average recorded investment in impaired loans during the years ended December 31, 1998 and 1997 was $1,053,746 and $555,000, respectively.

       The following table sets forth the final scheduled maturity dates of the principal balances of loans in the portfolio at December 31, 1998:

                         Loans Maturing in
                            Year Ending
                           December 31,                        Commercial
                       --------------------                  --------------
                               1999                          $   31,674,119
                               2000                               4,585,314
                               2001                                       -
                               2002                                 397,236
                               2003                                 427,701
                             Thereafter                           4,032,699
                                                             --------------
                                                             $   41,117,069
                                                             ==============

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

       The Company has outstanding loans to ten borrowers exceeding $1,000,000 individually, which aggregate approximately $15,401,000 at December 31, 1998. Included in the aforementioned total is a loan of approximately $3,700,000 which the Company originated on the sale of a shopping center (see note 8). The Company believes that the value of the real estate that collateralizes these loans is sufficient to reduce the Company's credit risk on these loans to a reasonable level. Actual results could vary from estimates in the near term.

       At December 31, 1998, the Company has outstanding loan commitments aggregating approximately $8,809,000. Subsequent to year end the Company sold approximately $3,212,000 of the commitments to a participant bank.

       The following is a summary of the changes in the allowance for loan losses for the years ended December 31, 1998 and 1997:

                                                    1998              1997
                                                    ----              ----

                  Beginning balance                $204,966         $176,046
                  Recoveries                          7,026           23,920
                  Provision                          11,000            5,000
                  Write offs                        (15,000)               -
                                                  ---------         --------
                  Ending balance                   $207,992         $204,966
                                                  =========         ========

3.     Leases Receivable:

       Leases receivable consist of small ticket lease contracts with an average contract size of approximately $33,000. All leases are collateralized by the underlying equipment, additional collateral or personal guarantee by the lessee or surety. Leases are originated with varying terms from 24 to 60 months and are priced at the market rate for similar contracts. All leases are accounted for as direct financing capital leases and are reported net of unearned income.

       Following are the components of the Company's investment in leases receivable at December 31,

                                                      1998            1997
                                                      ----            ----

Minimum lease payments receivable                $ 17,408,810    $  3,671,404
Contingent rentals for interim rent receivable        203,796          13,498
Initial direct costs                                   45,604            --
Guaranteed residual value                             866,017         224,640
                                                 ------------    ------------
Gross leases receivable                            18,524,227       3,909,542
Less unearned finance income                       (4,304,790)       (974,397)
Less allowance for uncollectible leases              (213,300)        (18,000)
                                                 ------------    ------------
Net investment in leases receivable              $ 14,006,137    $  2,917,145
                                                 ============    ============

       The following table sets forth the expected future minimum lease payments to be received as of December 31, 1998.

                            Year Ending
                           December 31,
                           ------------

                               1999                        $    5,420,497
                               2000                             4,827,635
                               2001                             3,773,603
                               2002                             2,420,019
                               2003                               967,056
                                                           --------------

                                                           $   17,408,810
                                                           ==============

3.     Leases, Receivable continued:

         The following is a summary of the changes in the allowance for lease losses for the years ended December 31, 1998 and 1997:

                                                    1998               1997
                                                    ----               ----

                  Beginning balance              $  18,000       $           -
                  Recoveries                         8,814                   -
                  Provision                        276,486              18,000
                  Write offs                       (90,000)                  -
                                                 ---------       -------------

                  Ending balance                 $ 213,300       $      18,000
                                                 =========       =============

  4.   Marketable  Securities:

         The amortized cost and estimated market values of available-for-sale equity securities at December 31, 1998 and 1997 are as follows:

                                                                                                        Carrying/
                                                                             Gross          Gross      Estimated
                                                              Amortized    Unrealized    Unrealized       Market
                                                                Cost          Gains        Losses         Value
                                                                ----          -----        ------         -----
         1998:
             Equity securities                              $    235,371  $     20,299  $     36,168  $   219,502
                                                             ===========   ===========   ===========   ==========

         1997:
             Equity securities                              $    277,867  $      8,347  $     35,490  $   250,724
                                                            ============  ============  ============  ===========

  5.   Real Estate and Equipment Owned:

       Real estate and equipment owned consists primarily of real estate and equipment obtained upon loan and lease foreclosures as follows:

                                                                   1998          1997
                                                                   ----          ----
         Undeveloped real estate                               $    374,492  $    556,342
         Equipment held for resale                                   18,521             -
                                                               ------------  ------------
                                                               $    393,013  $    556,342
                                                               ============  ============

  6.   Income Taxes:

       The income tax provision in the statements of income represents 34.0% of pre-tax income for the years ended December 31, 1998 and 1997, which approximates the federal statutory rate.

       The tax effect of the temporary differences and carryforwards giving rise to the Company's deferred tax assets at December 31, 1998 and 1997 is as follows:

                                                                   1998            1997
                                                                   ----            ----
         Net operating loss carryforwards                      $    935,106  $  1,075,479
         Deferred compensation                                      319,215       319,215
         Allowances for loan and lease losses                       142,900       120,361
         Other                                                       70,439       (58,816)
                                                               ------------  ------------
                                                               $  1,467,660  $  1,456,239
                                                               ============  ============

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

       At December 31, 1998, the Company has regular and alternative minimum tax net operating loss carryforwards available to offset future taxable income. These carryforwards expire as follows:

         Year Ending                                         Alternative
         December 31,                           Regular        Minimum
         ------------                        ------------   ------------
            2002                             $     67,000   $          -
            2003                                2,045,000              -
            2004                                  612,000        610,000
            2006                                   26,000         26,000
                                             ------------   ------------
                                             $  2,750,000   $    636,000
                                             ============   ============

       Due to the Company's change in ownership and its election to limit the annual utilization of net operating losses rather than reduce available net operating losses, the amount of net operating losses that can be utilized in any given year to reduce future taxable income are limited to approximately $448,000.

  7.   Line-of-Credit Agreement:

       The Company has a $35,000,000 revolving line-of-credit agreement with a commercial bank which expires on April 30, 1999. Borrowings under the line-of-credit agreement bear interest at .25% over the bank's prime rate (8% at December 31, 1998). The Company at its option may purchase "LIBOR" (London Interbank Offered Rate) contracts as a part of its line of credit. The Company's outstanding debt at December 31, 1998 included $18,000,000 in "LIBOR" contracts in the total $24,635,000 outstanding under the line of credit agreement. The "LIBOR" contracts purchased by the Company bear interest at 2.625% over the "LIBOR" rate on the date of purchase. The average rate on the contracts held by the Company at December 31, 1998, was 8.05%. All borrowings under the line-of-credit agreement are collateralized by loans receivable. The agreement requires the Company to maintain minimum levels of cash or marketable securities of $400,000 and a tangible net worth plus subordinated debt (see note 9) of at least $17,000,000. The Company was in compliance with all terms and covenants of the line of credit agreement at December 31, 1998. The line is annually renewable and the Company expects the line will be renewed on its expiration date.

       Additionally, the Company's wholly owned subsidiary, Source Capital Leasing Co. has a separate $17,000,000 line of credit. Each advance under this line is evidenced by a separate note, and shall be no greater than 100% of equipment cost less security deposits and advance payments. Advances under the line of credit bear interest at the Bank's composite cost of funds, and vary by maturity. Rates at December 31, 1998 ranged from 6.98% to 8.10%. Maturities shall not exceed 60 months and are matched to the specific lease to which it applies. At December 31, 1998, $10,608,164 was outstanding under the line-of-credit agreement. The commitment under this line expires April 30, 1999 and is renewable annually. The Company expects the line will be renewed at that time.

  8.   Long-Term Debt:

       On October 16, 1996, the Company placed a mortgage on a shopping center acquired through foreclosure in the amount of $3,220,000. The mortgage is amortized over 24 years with the entire balance due in 10 years. The interest rate is 3.75% added to the six months LIBOR and is subject to change each three-month period throughout the term of the loan. Additionally there is a prepayment penalty of 1% during the first 36 months of the loan. On December 20, 1996, the Company sold the shopping center and took back a wrapped mortgage in the amount of $3,800,000. The Company remains liable on the first mortgage.

       Aggregate amounts of principal due on this long-term debt are as follows:

            Year Ending
            December 31,
            ------------
              1999                                         $     45,421
              2000                                               46,734
              2001                                               51,181
              2002                                               56,052
              2003                                               61,386
            Thereafter                                        2,886,805
                                                           ------------
                                                           $  3,147,579
                                                           ============

9.     Convertible Subordinated Debentures:

       On February 11, 1998, the Company sold $6,000,000 of Convertible Subordinated Debentures. The debentures carry an interest rate of 7.50%, mature on March 1, 2008 and are convertible into common stock at the rate of $8.01 per share. These debentures were sold through a private placement to institutional investors. The Company filed a registration statement in July, 1998 to register the shares of common stock into which the debentures may be converted. The registration statement became effective on September 22, 1998. The debentures are convertible at any time until maturity. Interest on the debentures is payable semiannually in arrears each March 1 and September 1. The debentures are redeemable, in whole or in part, at any time on or after March 1, 2001, at the option of the Company. The debentures are unsecured general obligations of the Company subordinate in right of payment to all existing and future Senior indebtedness of the Company. Senior indebtedness includes but is not limited to, all current bank lines-of-credit and any future increases to these lines as well as any new borrowings from financial institutions.

10.    Capital Stock:

       The Company is authorized to issue 10,000,000 shares of Preferred Stock having no par value, and 10,000,000 shares of Common Stock having no par value.

       Preferred Stock

       The Preferred Stock may be issued upon resolution adopted by the board of directors providing for the issuance and establishing the terms of each preferred stock share. Terms established by the board are to include voting rights, dividend rates, conversion rights and any other rights granted to Preferred stockholders. At December 31, 1998 and 1997, no Preferred Stock is outstanding.

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

                                                                          1998                     1997
                                                                ------------------------  ------------------------
                                                                     As           Pro         As           Pro
                                                                   Reported      Forma      Reported      Forma
                                                                   --------      -----      --------      -----
           Net income                                           $   744,649   $   577,449 $  738,960   $   682,516
                                                                ===========   =========== ==========   ===========

           Net income per share - basic                         $      0.55   $      0.43 $     0.54   $      0.50
                                                                ===========   =========== ==========   ===========

           Net income per share - diluted                       $      0.50   $      0.42 $     0.54   $      0.50
                                                                ===========   =========== ==========   ===========

       The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: dividend yield of 0% in each year, as there has been no regular dividend payment history, expected volatility of 30% and 27%; risk-free interest rate of 5.50% and 6.69% to 6.89%; and expected lives of 7.07 and 7.03 years.

       A summary of the status of the Company's Plans as of December 31, 1998 and 1997 and changes during the years ended on those dates is presented below:

                                                                            1998                     1997
                                                                   ----------------------  ---------------------
                                                                               Weighted                Weighted
                                                                                Average                 Average
                                                                               Exercise                Exercise
                                                                    Shares       Price       Shares     Price
                                                                    ------       -----       ------     -----
           Outstanding at beginning of year                         138,900     $ 6.59       116,900      $6.72
           Granted                                                   72,000       6.54        25,000       5.73
           Expired                                                        -          -             -          -
           Canceled                                                  (7,500)      6.54             -          -
           Exercised                                                      -          -        (3,000)      4.38
                                                                   --------   --------    ----------    -------
           Outstanding at end of year                               203,400     $ 6.58       138,900      $6.59
                                                                   ========   ========    ==========    =======

           Options exercisable at end of year                       163,350     $ 6.63       111,810      $6.73
                                                                   ========   ========    ==========    =======

           Weighted-average fair value of options granted
               during the year                                                   $6.54                    $6.08
                                                                                 =====                    =====

       The following table summarizes information about the Plan's stock options at December 31, 1998:

                                              Options Outstanding                               Options Exercisable
                            -------------------------------------------------------   -----------------------------------
                                Number         Weighted-Average                             Number
             Range of       Outstanding at        Remaining        Weighted-Average    Exercisable at    Weighted-Average
         Exercise Prices    December 31, 1998  Contractual Life     Exercise Price    December 31, 1998   Exercise Price
         ---------------    ----------------- -----------------    ----------------   -----------------  ----------------
            $4.00-$4.99          24,400          6.0 years               $4.60             24,400               $4.60
            $5.00-$5.99          25,000          6.0                      5.18             16,000                5.11
            $6.00-$6.99          84,500          8.2                      6.53             57,650                6.53
            $7.00-$7.99          29,500          8.0                      7.25             26,200                7.25
            $8.00-$8.99          38,000          4.6                      8.19             37,100                8.18
            $9.00-$9.99           2,000          5.4                      9.40              2,000                9.40
                               --------                                                 ---------

                                203,400                                                   163,350
                               ========                                                 =========

11.    Benefit Plans:

       The Company has a non-qualified retirement plan for its Chairman of the Board under which (at his annual election), all or a portion of his salary and bonuses are placed into an off-balance sheet trust fund. The assets in the trust fund are subject to the claims of the general creditors of the Company. Excluding this claim, the assets of the trust fund are restricted solely for the distribution to the Chairman upon his retirement, termination or death. From the date of the plan until January 1, 1998, the Chairman elected to defer all salary and bonus. From its inception in January 1992, $938,868 of salary and bonuses has been placed into the trust.

       The Company provides a 401(k) defined contribution plan for its employees. All employees are eligible to participate in the Plan. Employees may contribute from 1% to 15% of their compensation to the Plan. The Company may at its discretion, make contributions to the Plan in accordance with applicable rules. The Company's contribution in 1998 and 1997 was $50,019 and $29,572, respectively.

 12.   Operating Lease:

       The Company leases office space in a building owned by a partnership in which the partners are adult children of the Chairman of the Board of the Company. The lease requires minimum monthly payments through May 6, 2001 of $8,213 which is subject to adjustment on March 1, each year based on the increase in the consumer price index over the prior year. The Company leases the entire first floor of the building. The Company may, at its option, sublease any unoccupied portion of its space. The Company additionally assumed an existing lease on its Seattle office.

       Future minimum lease payments under these non-cancelable lease agreements are as follows:

            Year Ending
            December 31,
            ------------

              1999                                             $    128,508
              2000                                                  128,508
              2001                                                   59,865
                                                               ------------
                                                               $    316,881
                                                               ============

       Total rent expense for the years ended December 31, 1998 and 1997 was approximately $153,000 and $113,000, respectively.

13.    Fair Value of Financial Instruments:

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

         Note Payable to Bank and Long-Term Debt - Fair value approximates the carrying value because the notes bear current interest rates.

       The estimated fair values of the following financial instruments as of December 31, 1998 and 1997 are as follows:

                                                                 1998                            1997
                                                    -----------------------------   -----------------------------
                                                         Carrying         Fair          Carrying           Fair
                                                           Value          Value           Value            Value
                                                           -----          -----           -----            -----
         Financial assets:
            Cash and cash equivalents               $     750,218   $     750,218   $     473,551   $     473,551
            Marketable securities                         219,502         219,502         250,724         250,724

            Loans receivable (face):
              Commercial real estate                   40,411,783      43,044,562      36,655,257      38,143,732

         Financial liabilities:
            Note payable to bank                       35,243,164      35,243,164      26,990,096      26,990,096
            Long-term debt                              3,147,579       3,147,579       3,187,539       3,187,539

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

14.    Earnings Per Share Computation:

                                                       For the Year ended December 31, 1998

                                                                                  Weighed-               Per-share
                                                     Net Income                 Average shares             Amount
                                                     ----------                 --------------             ------
       Basic Earnings Per Share:
           Income available to
             Stockholders                            $   744,649                 1,354,397                 $  .55
                                                                                                           ======

       Effect of Dilutive Securities
         Interest on convertible subordinated
           debentures (net of tax)                       294,433                   686,642
         Common stock options                                  -                    17,448
                                                     -----------                ----------

       Diluted Earnings Per Share
         Income available to common
           stockholders + assumed conversions        $ 1,039,082                 2,058,487                $   .50
                                                     ===========                ==========                =======

                                                 For the Year ended December 31, 1997

                                                                                 Weighed-                 Per-share
                                                     Net Income               Average shares               Amount
                                                     ----------               --------------               ------
       Basic and Diluted Earnings Per Share:
         Income available to stockholders            $  738,960                 1,373,850                 $   .54
                                                     ==========                 =========                 =======


14.      Reportable Segments-Source Capital Leasing Co:

         The Company's consolidated financial statements include certain reportable segment information. This segment, Source Capital Leasing Co., a wholly owned subsidiary is engaged in the business of providing equipment lease financing in the small to middle market. All accounting policies of the segment are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of the segment based upon multiple variables including lease income, interest expense and profit or loss after tax. The Company does not allocate any unusual items to the segment.

         The segment's profit and loss components and schedule of assets as of December 31, 1998 an 1997 is as follows:

                                                                            1998              1997
                                                                            ----              ----
         Lease financing income                                        $    1,482,206     $   189,601
         Interest expense                                                     465,719          38,105
         Depreciation and amortization                                          9,695           3,081
         Income tax expense (benefit)                                          45,000         (23,200)
         Leasing net income (loss)                                             87,062         (45,034)
         Significant non-cash items
           other than depreciation                                            276,486          18,000
         Leasing assets                                                $   14,405,417      $3,446,109

         Reconciliation of segment net income, total assets, notes payable and other significant items for the year ended December 31, 1998 and 1997 follows:

         Profit or loss                                                   1998                1997
                                                                          ----                ----
         Leasing net income (loss)                                     $    87,062       $    (45,034)
         Adjustment for income taxes                                      (339,100)          (361,700)
         Unallocated amounts:
           Revenue of parent                                             5,606,840          4,981,528
           Expenses of parent                                           (4,610,153)        (3,835,834)
                                                                      ------------       ------------
           Consolidated net income after tax                           $   744,649       $    738,960
                                                                      ============       ============

         Total Assets
         Leasing total assets                                          $14,405,417       $  3,446,109
         Elimination of intercompany                                      (197,978)          (497,647)
         Unallocated assets of parent                                   44,358,802         40,097,834
                                                                      ------------       ------------
         Consolidated assets                                           $58,566,241       $ 43,046,296
                                                                      ============       ============

         Note Payable to Bank
         Leasing note payable                                          $10,608,164       $  2,355,096
         Note payable of parent                                         24,635,000         24,635,000
                                                                      ------------       ------------
         Consolidated notes payable                                    $35,243,164       $ 26,990,096
                                                                      ============       ============


         Other Significant Items                                          Segment                          Consolidated
         1998                                                             Totals         Adjustment           Totals
                                                                          -------        ----------           ------
         Interest expense                                                 $465,719        $2,697,136       $ 3,162,855
         Provision for lease losses                                       $276,486        $   11,000       $   287,486

         1997
         Interest expense                                                $  38,104        $1,978,218       $ 2,016,322
         Provision for lease losses                                      $  18,000        $    5,000       $    23,000

         Reconciling items to adjust interest expense and provision for losses to consolidated totals represent amounts incurred by the parent company.