Form 10QSB
period 1999-03-31
SOURCE CAPITAL CORP
filed 1999-05-13
CIK 746776

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended  March 31, 1999
                                --------------

                                       OR

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No__

As of April 29, 1999, there were 1,360,279 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check One)  Yes____  No [X]

                           SOURCE CAPITAL CORPORATION

                                   Form 10-QSB
                      For the Quarter Ended March 31, 1999
                                  ------------


                                      Index

                                                                                                           Page
                                                                                                           ----

Part I - Financial Information

         Item 1 - Financial Statements:

                      -  Consolidated Balance Sheets - March 31, 1999 and December 31, 1998                  1

                      -  Consolidated Statements of Income, Comprehensive Income and
                      -  Retained Earnings - Three Months Ended March 31, 1999 and 1998                      2

                      -  Consolidated Statements of Cash Flows - Three months
                         Ended March 31, 1999 and 1998                                                       3

                      -  Notes to Consolidated Financial Statements                                          4

         Item 2 - Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                                               7

PART II - Other Information                                                                                  10



                        Part I - Financial Information

Item 1.  Financial Statements

                           SOURCE CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  ------------

                                                                       March 31,              December 31,
                                                                            1999                      1998
                                                                            ----                      ----
            ASSETS                                                   (Unaudited)
Loans receivable, net                                                $42,440,716               $40,411,783
Leases receivable, net                                                16,117,679                14,006,137
Accrued interest receivable                                              571,209                   463,986
Cash and cash equivalents                                              1,159,326                   750,218
Marketable securities                                                    219,004                   219,502
Other real estate owned                                                  478,358                   393,013
Other assets                                                           1,037,344                   853,942
Deferred income tax                                                    1,443,960                 1,467,660
                                                                    ------------             -------------

Total assets                                                         $63,467,596               $58,566,241
                                                                    ============             =============

       LIABILITIES
Notes payable to bank                                                $40,144,683               $35,243,164
Mortgage contracts payable                                             3,135,614                 3,147,579
Accounts payable and accrued expenses                                    529,997                   651,904
Customer deposits                                                        780,197                   687,802
Convertible subordinated debentures                                    6,000,000                 6,000,000
                                                                    ------------             -------------

Total liabilities                                                     50,590,491                45,730,449
                                                                    ------------             -------------


       STOCKHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000
  shares authorized, none outstanding                                          -                         -
Common stock, no par value, authorized 10,000,000 shares;
  issued and outstanding, 1,360,279 and 1,350,279 shares               7,056,849                 7,006,849
  Additional paid in capital                                           2,049,047                 2,049,047
  Accumulated other comprehensive loss                                   (16,367)                  (15,869)
  Retained earnings                                                    3,787,576                 3,795,765
                                                                    ------------             -------------

Total stockholders' equity                                            12,877,105                12,835,792
                                                                    ------------             -------------

Total liabilities and stockholders' equity                           $63,467,596               $58,566,241
                                                                    ============             =============

See accompanying notes to consolidated financial statements.
                                       1

                           SOURCE CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
                                RETAINED EARNINGS
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)
                                  ------------

                                                                       Three Months ended March 31,
                                                                        1999                    1998
                                                                        ----                    ----
Financing income:
  Interest and fee income                                           $1,482,629               $1,405,698
  Lease financing income                                               667,863                  150,714
  Interest expense                                                    (942,222)                (703,460)
                                                                 -------------              -----------
     Net financing income                                            1,208,270                  852,952

  Gain on sale of real estate                                           11,773                   -
  Provision for loan and lease losses                                  (89,393)                 (21,000)
                                                                 -------------              -----------
    Income before non-interest expenses                              1,130,650                  831,952

Non-interest expenses:
   Employee compensation and benefits                                  486,761                  342,829
   Other operating expenses                                            288,830                  234,273
                                                                 -------------              -----------
Total non interest expenses                                            775,591                  577,102
                                                                 -------------              -----------

Income before income taxes                                             355,059                  254,850
Income tax provision:
  Current                                                               96,800                   59,500
  Deferred                                                              23,700                   27,000
                                                                 -------------              -----------
     Total income tax provision                                        120,500                   86,500
                                                                 -------------              -----------
         Net income                                                    234,559                  168,350

Retained earnings, beginning of period                               3,795,765                3,295,163
Dividends paid                                                        (242,748)                (244,047)
                                                                 -------------              -----------
Retained earnings, end of period                                    $3,787,576               $3,219,466
                                                                 =============              ===========

Net income per common share - basic                                 $      .17               $      .12
                                                                 =============              ===========
Net income per common share - diluted                               $      .15               $      .11
                                                                 =============              ===========

Weighted average number of common shares outstanding:
    Basic                                                            1,356,946                1,355,818
                                                                 =============              ===========
    Diluted                                                          2,106,010                1,892,319
                                                                 =============              ===========

Cash dividends per share                                            $      .18               $      .18
                                                                 =============              ===========

Net income                                                            $234,559                 $168,350
Other comprehensive income, net of tax:
   Unrealized gain (loss) on marketable securities
      net of $(169) and $5,607 tax expense (benefit)                      (329)                  10,888
                                                                 -------------              -----------
Comprehensive income                                                  $234,230                 $179,238
                                                                 =============              ===========

See accompanying notes to consolidated financial statements.

                           SOURCE CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Three Months Ended March 31, 1999 and 1998 (Unaudited)
                                  ------------

                                                                                   1999                    1998
                                                                                   ----                    ----
Cash flows from operating activities:
   Net income                                                              $     234,559              $     168,350
    Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                                 15,105                      9,914
     Provision for loan and lease losses                                          89,393                     21,000
     Deferred income taxes                                                        23,700                     27,000
     Gain on sale of real estate owned                                           (11,773)                         -
     Change in:
       Accrued interest receivable                                              (115,779)                   (64,521)
       Other assets                                                               15,300                   (537,584)
       Accounts payable and accrued expenses                                    (123,394)                    43,383
       Customer deposits                                                          92,395                          -
                                                                           -------------              -------------
          Net cash provided by (used in) operating activities                    219,506                   (332,458)
                                                                           -------------              -------------

Cash flows from investing activities:
     Sale of investment securities                                                     -                     13,005
     Loan originations                                                        (6,098,266)                (4,155,819)
     Loan repayments                                                           3,864,572                  3,631,640
     Lease originations                                                       (3,502,701)                (1,665,786)
     Collections on direct financing leases                                    1,114,440                    345,977
     Capitalization of costs related to
      other real estate owned                                                     (3,959)                    (1,111)
     Proceeds from sale of other real estate                                     169,704                          -
     Purchase of office equipment                                                (50,994)                   (21,164)
                                                                           -------------              -------------
        Net cash used in investing activities                                 (4,507,204)                (1,853,258)
                                                                           -------------              -------------

Cash flows from financing activities:
     Proceeds from line of credit                                             11,896,079                  5,927,277
     Payments on line of credit                                               (6,994,560)                (9,487,153)
     Proceeds from sale of convertible subordinated debentures                         -                  6,000,000
     Payments of long-term debt                                                  (11,965)                   (10,433)
     Proceeds from exercise of stock options                                      50,000                          -
     Cash dividends paid                                                        (242,748)                  (244,047)
                                                                           -------------              -------------
       Net cash provided by financing activities                               4,696,806                  2,185,644
                                                                           -------------              -------------

Net increase (decrease) in cash and cash equivalents                             409,108                        (72)
Cash and cash equivalents, beginning of period                                   750,218                    473,551
                                                                           -------------              -------------
Cash and cash equivalents, end of period                                    $  1,159,326                $   473,479
                                                                           =============              =============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                 $    924,093                $   672,622
   Cash paid during the period for income taxes                                   15,000                          -
   Non-cash financing and investing transactions:
    Loan converted to repossessed assets                                         198,317                     15,000
    Leases converted to repossessed and other assets                             203,812                     19,000
    Leases charged off                                                            47,342                          -

See accompanying notes to consolidated financial statements.

                           SOURCE CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.
------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Source Capital Leasing Co. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring items), which in the opinion of management, are necessary to fairly state the periods reported. Certain 1998 amounts have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on the net income or retained earnings as previously reported. The results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements for the year ended December 31, 1998.

NOTE 2.
------

The Company's provision for federal income taxes for the three months ended March 31, 1999 and 1998, is based on the statutory corporate income tax rate of 34%. The actual current income tax liability to the Company for the year ending December 31, 1999, is estimated to be significantly less than the amount based on the statutory corporate tax rate, because of the effect of net operating loss carryforwards from prior years.

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

Earnings Per Share Computation:

                                                        For the Quarter Ended March 31, 1999
                                                        ------------------------------------
                                                                        Weighted-       Per-Share
                                                      Net Income      Average shares     Amount
                                                      ----------      --------------     ------
Basic EPS
Income available to
  Stockholders                                       $  234,559        1,356,946        $     .17
                                                                                        =========

Effect of Dilutive Securities
   Interest on 7.5% convertible subordinated
     debentures (net of 34% tax)                         74,250          749,064
                                                    -----------      -----------

Diluted EPS
Income available to common
  stockholders + assumed conversions                 $  308,809        2,106,010        $     .15
                                                    ===========      ===========        =========

                                                  For the Quarter Ended March 31, 1998
                                                  ------------------------------------
                                                                    Weighted-       Per-Share
                                            Net Income           Average shares     Amount
                                            ----------           --------------     ------
Basic EPS
Income available to
  Stockholders                              $  168,350             1,355,818        $     .12
                                                                                    =========

Effect of Dilutive Securities
Interest on convertible subordinated
     debentures (net of 34% tax)                41,514               499,376
   Common stock options                                               37,125
                                            ----------             ---------

Diluted EPS
Income available to common
  stockholders + assumed conversions        $  209,864             1,892,319        $     .11
                                            ==========             =========        =========

NOTE 4.
------

The Company's consolidated financial statements include certain reportable segment information. The segments include the parent company Source Capital Corporation who's primary business is commercial real estate lending and its wholly owned subsidiary Source Capital Leasing Co. who's primary business is equipment lease financing. All accounting policies of the parent and subsidiary are the same. The parent evaluates the performance of the subsidiary based upon multiple variables including lease income, interest expense and profit or loss after tax. The parent does not allocate any unusual items to the subsidiary.

Company segment profit and loss components and schedule of assets as of March 31, 1999 and 1998 is as follows:

                                                     1999                               1998
                                                     ----                               ----
                                            Leasing        Lending        Leasing          Lending
                                            -------        -------        -------          -------
Income commercial real estate              $         -   $ 1,482,629     $       -    $ 1,405,698
Income lease financing                         667,863             -       150,714              -
Interest expense                               221,802       720,420        53,471        649,989
Depreciation                                     3,818        11,287           840          9,074
Income tax expense (benefit)                    23,500        97,000        (1,950)        88,450
Net income (loss)                               45,905       188,654        (3,736)       172,086
Significant non-cash items
  other than depreciation                       74,393        15,000        10,000         11,000
Real estate lending assets                           -    50,037,822             -     42,627,775
Leasing assets                              17,025,930             -     5,250,176              -


NOTE 4. Continued:

Reconciliation of segment net income, total assets, notes payable and other significant items for the quarter ended March 31, 1999 and 1998 follows:

                                                             1999              1998
                                                             ----              ----
Profit or loss

Leasing net income                                        $     45,905    $     (3,736)
Adjustment for income taxes                                    (97,000)        (88,950)
Unallocated amounts:
  Revenue of real estate lending                             1,482,629       1,405,698
  Expense of real estate lending                            (1,196,975)     (1,144,662)
                                                          ------------    ------------
Consolidated net income after tax                         $    234,559    $    168,350
                                                          ============    ============

Total assets

Net lease investment                                      $ 16,117,679    $  4,207,954
Unallocated assets of leasing                                  908,251       1,042,222
Elimination of intercompany                                 (3,596,156)     (2,417,781)
Commercial loans receivable, net                            42,440,716      37,048,952
Unallocated assets of real estate lending                    7,597,106       5,578,823
                                                          ------------    ------------
Consolidated assets                                       $ 63,467,596    $ 45,460,170
                                                          ============    ============

Debt

Leasing note payable                                      $ 12,609,683    $  3,070,220
Real estate lending note payable                            27,535,000      20,360,000
Real estate lending long-term debt                           3,135,614       3,177,106
Real estate lending convertible subordinated debentures      6,000,000       6,000,000
                                                          ------------    ------------
Consolidated notes payable and long-term debt             $ 49,280,297    $ 32,607,326
                                                          ============    ============

                                                                     Real Estate
                                                    Leasing            Lending
Other significant items                             Total               Total       Consolidated
                                                    -----               -----       ------------
1999
Interest expense                                    $221,802          $720,420         $942,222
Provision for losses                                  74,393            15,000           89,393

1998
Interest expense                                    $ 53,471          $649,989         $703,460
Provision for losses                                  10,000            11,000           21,000


                           SOURCE CAPITAL CORPORATION



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations
-------------

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

Three Months Ended March 31, 1999 Compared to Three Months ended March 31, 1998
-------------------------------------------------------------------------------

For the three months ended March 31, 1999, the Company reported a net income of $234,559 or $.15 per diluted common share. These results compare to a net income of $168,350 or $.11 per diluted share, for the comparable period in 1998. Net financing income (interest and lease income less interest expense) increased from approximately $853,000 during the three months ended March 31, 1998 to approximately $1,208,000 in the comparable period of 1999 (a 42% increase). Finance income of approximately $2,150,000 and $1,556,000 for the three months ended March 31, 1999 and 1998 respectively, represents an approximate average interest yield of 15.3% and 15.2%, respectively, on the Company's average earning assets. The Company experienced a slight decline in interest yield on its average lending portfolio (approximately .5%). However this decline was offset by an increase of approximately .6% in yield on its leasing portfolio, as compared to first quarter 1998. The decline in yield on the Company's loan portfolio is primarily due to the Company's policy of pricing its commercial loans using a prime rate index. During the past year the prime lending rate of commercial banks declined from 8.5% in the first quarter of 1998 to 7.75% currently. The rates charged on the Company's lease portfolio, although declining slightly on leases booked in the first quarter of 1999, were relatively unaffected by market rates charged to loan customers.

The increase in financing income of approximately $594,000 is directly attributable to the increase of approximately $15,500,000 in the Company`s average earning assets over the first quarter of 1998. The Company's average earning asset portfolio grew from $40,900,000 for the three months ended March 31, 1998 to approximately $56,500,000 at March 31, 1999. The growth in the portfolio is directly attributable to the increase in production personnel and to the steady growth in the Company's lease portfolio which exceeded expectations by growing from $4,200,000 in the first quarter of 1998 to $16,100,000 at March 31, 1999. The increase in financing income was partially offset by an approximate $239,000 increase in interest expense. The Company's cost of funds on average borrowings decreased from approximately 8.9% at March 31, 1998 to approximately 8.2% in the comparable period in 1999. The Company was able to reduce its borrowing costs by funding a portion of its loan portfolio using a "LIBOR" based rate, which is currently more attractive than a prime based rate. The Company funds its lease portfolio using a "LIBOR" based rate which currently approximates prime less .625%. At March 31, 1999, the Company had approximately $2,199,000 of loans and leases which were delinquent as to principal or interest more than 60 days, as compared to approximately $1,268,000 at March 31, 1998. Subsequent to March 31, 1999, a delinquent loan of approximately $310,000 included in the over 60 day category was paid in full. These loans and leases are well collateralized and the Company's allowance for loan and lease losses of approximately $469,000 is considered adequate as of March 31, 1999.

Total non-interest expenses increased approximately 34.4% over the first three months of 1998 primarily due to a 42% increase in salaries and benefits resulting from a 33% increase in personnel over the comparable period in 1998 and an accrual for profit sharing in 1999 for which there was no corresponding accrual in 1998. Additionally, other operating expenses increased by approximately $55,000 or 23.3% over the prior year. Of the increase in other expense, approximately $54,000 related to general and administrative expenses of the Company's leasing subsidiary. There were other increases and decreases in the Company's other operating expenses none of which is material when considered individually.

The provision for income taxes of approximately $120,500 and $86,500 for the three months ended March 31, 1999 and 1998, respectively, is based on the statutory income tax rate of 34%. The Company expects to pay current income taxes significantly less than the estimated tax provision for the year ended December 31, 1999, due to the utilization of net operating loss carryovers and the differences between book and tax accounting for leases. The Company's effective tax rate for taxes paid in 1998 was approximately 23%.

Financial Condition and Liquidity
---------------------------------

At March 31, 1999, the Company had approximately $1,159,000 of cash and cash equivalents and $219,000 of marketable securities. Cash and cash equivalents increased approximately $409,000 from December 31, 1998. The Company's primary sources of cash during the first three months of 1999 were approximately $11,896,000 from short-term borrowings, $3,865,000 loan repayments, $1,114,000 lease repayments and $220,000 from operations. The primary uses of cash during the first three months of 1999 were approximately $6,995,000 repayment of short term borrowings, $6,098,000 of loan originations, $3,503,000 additions to direct financing leases, and $243,000 payment of dividends.

The Company's line of credit, which matures annually, was renewed and increased to $40,000,000 on April 30, 1999. The line matures April 30, 2000. At March 31, 1999, the Company had $27,535,000 outstanding under the line of credit. In addition to the Company's line of credit, its wholly owned subsidiary, Source Capital Leasing Co., has a $17,000,000 line of credit to fund its lease portfolio. The leasing company's line which matured on April 30, 1999, has been extended 30 days to provide time for the renewal process. The Company expects the leasing line will be renewed prior to the expiration of the 90 day extension. The leasing company had approximately $12,610,000 outstanding under its line at March 31, 1999. The cash flows from the Company's lines of credit, loan and lease repayments, and the existing cash, cash equivalents and marketable securities are expected to be sufficient for the operating needs of the Company.

Effect of Inflation and Changing Prices
---------------------------------------

Interest rates on the Company's loan portfolio are subject to inflation as inflationary pressures affect the prime interest rate. At March 31, 1998, interest rates on approximately 98% of the Company's loan portfolio were variable based on various indexes. The remaining loans have fixed interest rates. Loans with fixed rates and maturities of less than one year at March 31, 1999 are considered variable. The Company's line of credit agreement provides for variable interest based on the prime rate or at the Company's option, a "LIBOR" based rate.

Management believes that any negative effects of an increase in the prime interest rate would be largely offset by the Company's relatively short-term loan portfolio, balloon payments and the large percentage of variable rate loans.

Rates earned on the Company's lease portfolio are fixed for the term of the lease, however, the Company match funds it portfolio by borrowing under its lease line of credit as soon as is practicable after funding the lease. Each lease is funded separately and the interest rate charged by the bank is fixed for the term of the advance which is matched to the term of the lease.

Year 2000 Issues and Status
---------------------------

As the end of the millennium approaches, the Company is addressing the impact of the year 2000 (Y2K) on its information technology (IT) and non (IT) functions. Currently, the Company's IT related electronic infrastructure consists of primary and backup domain controller servers utilizing the Windows NT operating system, and independent workstations utilizing the Windows 95 operating system. All leasing portfolio management, servicing and general ledger information is maintained on the system. Additionally, the Company contracts with an external third party service provider for all commercial loan sub-ledger and general ledger systems.

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

The Company estimates that its Y2K compliance effort is approximately 95% complete as of the end of March 1999, and anticipates being 100% complete by the end of June 1999. Remaining testing will be performed on the non-major components of its in-house network workstations. The Company estimates total Y2K compliance costs will not exceed $10,000. The majority of these costs relate to the review and repair, if necessary, of major and non-major software components. The Company expects to incur all of these costs during 1999.

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

The Company will complete its assessment of non IT related systems for Y2K compliance by the end of the third quarter 1999. Major non-IT related systems utilized by the Company include the telephone systems and building security system. If the Company determines that any non-IT related systems are not Y2K compliant, it will be necessary to adjust estimates of the cost of Y2K compliance.

                           SOURCE CAPITAL CORPORATION


                           PART II - OTHER INFORMATION
                           ---------------------------




Items 1,2,3,4 and 5 of Part II are omitted from this report as they are either
------------------------------------------------------------------------------
inapplicable or the answer is negative.
---------------------------------------


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

     (a)  Exhibits

         10.4 Amended and restated credit and security agreement

         27.1 Financial Data Schedule

     (b) Reports on Form 8-K

         None


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


                                SOURCE CAPITAL CORPORATION
                                --------------------------
                                      (Registrant)



Date:      May  12, 1999        By:  /s/ D. Michael Jones
           -------------             ------------------------------------------
                                      D. Michael Jones
                                      President and Chief Executive Officer




Date:      May 12, 1999         By:  /s/ Lester L. Clark
           ------------              -----------------------------------------
                                      Lester L. Clark
                                      Vice President-Secretary/Treasurer
                                      Principal accounting and finance officer