Form 10QSB
period 1999-06-30
SOURCE CAPITAL CORP
filed 1999-08-16
CIK 746776

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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


                                 (509) 928-0908
                          ( Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the

Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No
                                                ---       ---

As of August 12, 1999, there were 1,360,105 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check One)  Yes____ No   X

                           SOURCE CAPITAL CORPORATION

                                   Form 10-QSB
                       For the Quarter Ended June 30, 1999
                                  ------------


                                      Index
                                      -----

                                                                                                            Page
                                                                                                            ----
Part I - Financial Information

         Item 1  -  Financial Statements:

                      -  Consolidated Balance Sheets - June 30, 1999 and December 31, 1998                   1

                      -  Consolidated Statements of Income, Comprehensive Income and
                         Retained Earnings  Three and Six Months Ended June 30, 1999 and 1998                2

                      -  Consolidated Statements of Cash Flows - Six months
                         Ended June 30, 1999 and 1998                                                        3

                      -  Notes to Consolidated Financial Statements                                          4

         Item 2  -  Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                                                          9

PART II - Other Information                                                                                  13


                         Part I - Financial Information

Item 1.  Financial Statements

                           SOURCE CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  ------------

                                                                        June 30,              December 31,
                                                                            1999                      1998
                                                                            ----                      ----
                                                                     (Unaudited)
           ASSETS
Loans receivable, net                                                $44,099,948               $40,411,783
Leases receivable, net                                                16,621,913                14,006,137
Accrued interest receivable                                              594,084                   463,986
Cash and cash equivalents                                                726,289                   750,218
Marketable securities                                                    213,302                   219,502
Other real estate owned                                                  668,094                   393,013
Other assets                                                           1,040,198                   853,942
Deferred income tax                                                    1,436,060                 1,467,660
                                                                   -------------             -------------

Total assets                                                         $65,399,888               $58,566,241
                                                                   =============             =============

       LIABILITIES
Notes payable to bank                                               $ 41,619,596               $35,243,164
Mortgage contracts payable                                             3,124,205                 3,147,579
Accounts payable and accrued expenses                                    715,123                   651,904
Customer deposits                                                        864,151                   687,802
Convertible subordinated debentures                                    5,950,000                 6,000,000
                                                                   -------------             -------------

Total liabilities                                                     52,273,075                45,730,449
                                                                   -------------             -------------


       STOCKHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000
  shares authorized, none outstanding                                          -                         -
Common stock, no par value, authorized 10,000,000
  shares; issued and outstanding, 1,360,105 and
  1,350,279 shares                                                     7,055,848                 7,006,849
Additional paid in capital                                             2,049,047                 2,049,047
Accumulated other comprehensive loss                                     (22,069)                  (15,869)
Retained earnings                                                      4,043,987                 3,795,765
                                                                   -------------             -------------

Total stockholders' equity                                            13,126,813                12,835,792
                                                                   -------------             -------------

Total liabilities and stockholders' equity                           $65,399,888               $58,566,241
                                                                   =============             =============

See accompanying notes to consolidated financial statements.


                           SOURCE CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
                                RETAINED EARNINGS
            For the Three and Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)
                                  ------------

                                                   Three Months ended June 30,                Six Months ended June 30,
                                                   ---------------------------                -------------------------
                                                     1999              1998                    1999             1998
                                                     ----              ----                    ----             ----
Financing income:
  Interest and fee income                         $1,602,251        $1,331,132               $3,084,880      $2,736,830
  Lease financing income                             710,784           276,756                1,378,647         427,470
  Interest expense                                (1,025,339)         (745,846)              (1,967,561)     (1,449,306)
                                              --------------     -------------             ------------   -------------
    Net financing income                           1,287,696           862,042                2,495,966       1,714,994

Non-interest income:
  Gain on sales of investments,
    other assets and real estate                     175,622            87,640                  187,395          87,640
  Provision for loan and lease losses               (155,381)          (35,000)                (244,774)        (56,000)
                                              --------------     -------------             ------------   -------------
    Income before non-interest expenses            1,307,937           914,682                2,438,587       1,746,634

Non-interest expenses:
   Employee compensation and benefits                522,424           411,890                1,009,185         754,719
   Other operating expenses                          343,952           246,512                  632,782         480,785
                                              --------------     -------------             ------------   -------------
Total non interest expenses                          866,376           658,402                1,641,967       1,235,504
                                              --------------     -------------             ------------   -------------
Income before income taxes                           441,561           256,280                  796,620         511,130
Income tax provision:
  Current                                           (177,250)          (44,938)                (274,050)       (104,438)
  Deferred                                            (7,900)          (42,262)                 (31,600)        (69,262)
                                              --------------     -------------             ------------   -------------
     Total income tax provision                     (185,150)          (87,200)                (305,650)       (173,700)
                                              --------------     -------------             ------------   -------------
         Net income                                  256,411           169,080                  490,970         337,430
Retained earnings, beginning of period             3,787,576         3,219,466                3,795,765       3,295,163
Dividends paid                                             -                 -                 (242,748)       (244,047)
                                              --------------     -------------             ------------   -------------
Retained earnings, end of period                  $4,043,987        $3,388,546               $4,043,987      $3,388,546
                                              ==============     =============             ============     ===========

Net income per common share - basic               $      .19        $      .12               $      .36      $      .25
                                              ==============     =============             ============     ===========
Net income per common share - diluted             $      .16        $      .12               $      .31      $      .23
                                              ==============     =============             ============     ===========

Weighted average number of common shares
  outstanding:
    Basic                                          1,360,221         1,355,679                1,358,583       1,355,749
                                              ==============     =============             ============     ===========
    Diluted                                        2,108,439         2,140,071                2,112,222       2,016,232
                                              ==============     =============             ============     ===========

Cash dividends per share                                None              None               $      .18      $      .18
                                              ==============     =============             ============     ===========

Net income                                          $256,411          $169,080                 $490,970        $337,430
Other comprehensive income, net of tax:
   Unrealized gain (loss) on marketable securities    (5,702)            5,762                   (6,200)         22,259
   Income tax (expense) benefit                        1,939            (1,959)                   2,108          (7,568)
                                              --------------     -------------             ------------   -------------
Comprehensive income                                $252,648          $172,883                 $486,878        $352,121
                                              ==============     =============             ============     ===========


See accompanying notes to consolidated financial statements.


                           SOURCE CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Six Months Ended June 30, 1999 and 1998 (Unaudited)
                                  ------------
                                                                                   1999                     1998
                                                                                   ----                     ----
Cash flows from operating activities:
   Net income                                                              $     490,970              $     337,430
    Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                                 30,930                     20,610
     Provision for loan and lease losses                                         212,274                     56,000
     Impairment loss on repossessed assets                                        32,500                          -
     Deferred income taxes                                                        31,600                     69,262
     Gain on sale of assets                                                     (187,395)                   (87,640
     Change in:
       Accrued interest receivable                                              (138,654)                   (20,838)
       Other assets                                                               56,244                   (525,778)
       Accounts payable and accrued expenses                                      51,199                    370,527
       Customer deposits                                                         176,349                          -
                                                                            ------------               ------------
          Net cash provided by operating activities                              756,017                    219,573
                                                                            ------------               ------------

Cash flows from investing activities:
     Sale of investment securities                                                     -                     13,005
     Loan originations                                                       (12,721,800)                (9,669,170)
     Loan repayments                                                           8,828,874                 10,054,275
     Additions to direct financing leases                                     (7,806,680)                (6,151,315)
     Collections on direct financing leases                                    2,341,513                  1,005,949
     Capitalization of costs related to other real estate                         (5,589)                    (1,111)
     Proceeds from sale of assets                                                193,004                     19,000
     Proceeds from sale of leases                                              2,365,561                          -
     Purchase of office equipment and vehicle                                    (87,546)                   (53,330)
                                                                            ------------               ------------
        Net cash used in investing activities                                 (6,892,663)                (4,782,697)
                                                                            ------------               ------------

Cash flows from financing activities:
     Proceeds from line of credit                                             23,429,298                 14,771,737
     Payments on line of credit                                              (17,052,866)               (15,824,880)
     Proceeds from sale of convertible subordinated debentures                         -                  6,000,000
     Payments of long-term debt                                                  (23,374)                   (19,371)
     Proceeds from exercise of stock options                                      50,000                          -
     Payments for redemption of common stock                                      (1,001)                    (1,112)
     Payments for redemption of debentures                                       (46,592)                         -
     Cash dividends paid                                                        (242,748)                  (244,047)
                                                                            ------------               ------------
       Net cash provided by financing activities                               6,112,717                  4,682,327
                                                                            ------------               ------------

Net increase (decrease) in cash and cash equivalents                             (23,929)                   119,203
Cash and cash equivalents, beginning of period                                   750,218                    473,551
                                                                            ------------               ------------
Cash and cash equivalents, end of period                                    $    726,289               $    592,754
                                                                            ============               ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                 $  1,941,788               $    672,622
   Cash paid during the period for income taxes                                  212,300                     65,000
   Non-cash financing and investing transactions:
    Financing sales of other real estate                                               -                    292,993
    Deferred interest on financing of real estate sold                                 -                     56,442
    Loans and accrued interest converted to repossessed assets                   198,317                    458,218
    Leases converted to repossessed and other assets                             470,790                     19,000

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary to fairly state the periods reported. Certain 1998 amounts have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on the net income or retained earnings as previously reported. The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements for the year ended December 31, 1998.

NOTE 2.
------

The Company's provision for federal income taxes for the six months ended June 30, 1999 and 1998, is based on the statutory federal corporate income tax rate of 34%. For the period ended June 30, 1999 the Company as accrued an additional $52,250 for state income tax. The actual current income tax liability to the Company for the year ending December 31, 1999, is estimated to be significantly less than the amount based on the statutory federal corporate tax rate, because of the effect of net operating loss carryforwards from prior years.

NOTE 3.
------

Net income per share - basic is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Net income (after adjustment for the after-tax effect of interest on convertible debentures) per share - diluted is computed by dividing net income by the weighted-average number of common shares outstanding increased by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued


Earnings Per Share Computation:

                                                     For the Quarter Ended June 30, 1999
                                                     -----------------------------------
                                                                       Weighted-                 Per-Share
                                            Net Income                 Average shares            Amount
                                            ----------                 --------------            ------
Basic EPS
Income available to
  Stockholders                              $  256,411                 1,360,221                 $     .19
                                                                                                 =========

Effect of Dilutive Securities
   Interest on convertible subordinated
     debentures (net of 34% tax)                80,718                  742,822
   Common stock options                                                   9,938
                                           -----------               -----------
Diluted EPS
Income available to common
  stockholders + assumed conversions        $  337,129                 2,108,439                 $     .16
                                           ===========               ===========                 =========

                           SOURCE CAPITAL CORPORATION

Earnings Per Share Computation, Continued:

                                                     For the Quarter Ended June 30, 1998
                                                     -----------------------------------
                                                                       Weighted-                 Per-Share
                                            Net Income                 Average shares            Amount
                                            ----------                 --------------            ------
Basic EPS
Income available to
  Stockholders                              $  169,080                 1,355,679                 $     .12
                                                                                                 =========

Effect of Dilutive Securities
Interest on convertible subordinated
     debentures (net of 34% tax)                83,332                   749,064
Common stock options                                                      35,328
                                            ----------                ----------

Diluted EPS
Income available to common
  stockholders + assumed conversions        $  252,412                 2,140,071                 $     .12
                                             =========                ==========                 =========


                                                     For the Six Months Ended June 30, 1999
                                                     --------------------------------------
                                                                       Weighted-                 Per-Share
                                            Net Income                 Average shares            Amount
                                            ----------                 --------------            ------
Basic EPS
Income available to
  Stockholders                              $  490,970                 1,358,583                 $     .36
                                                                                                 =========

Effect of Dilutive Securities
   Interest on convertible subordinated
     debentures (net of 34% tax)                166,797                  657,767
   Common stock options                                                   10,817
                                            -----------               ----------

Diluted EPS
Income available to common
  stockholders + assumed conversions        $  657,767                 2,112,222                 $     .31
                                            ==========                ==========                 =========


                           SOURCE CAPITAL CORPORATION


Earnings Per Share Computation, Continued:

                                                     For the Six Months Ended June 30, 1998
                                                     --------------------------------------
                                                                       Weighted-                 Per-Share
                                            Net Income                 Average shares            Amount
                                            ----------                 --------------            ------
Basic EPS
Income available to
  Stockholders                              $  337,430                 1,355,749                 $     .25
                                                                                                 =========

Effect of Dilutive Securities
Interest on convertible subordinated
     debentures (net of 34% tax)               121,062                   624,220
Common stock options                                                      36,194
                                           -----------              ------------

Diluted EPS
Income available to common
  stockholders + assumed conversions        $  458,492                 2,016,232                 $     .23
                                           ===========              ============                 =========

NOTE 4.

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

Company segment profit and loss components and schedule of assets as of June 30, 1999 and 1998 is as follows:

                                          1999                           1998
                                          ----                           ----

                                   Leasing       Lending       Leasing          Lending
                                   -------       -------       -------          -------
Income commercial real estate   $         -   $ 3,100,061   $         -   $ 2,824,470
Income lease financing            1,550,861             -       427,470             -
Interest expense                    471,985     1,495,576       130,415     1,318,891
Depreciation                          7,780        23,150         2,311        18,299
Income tax expense                   82,500       215,250        12,500       161,200
Net income                          159,516       331,454        24,194       313,236
Significant non-cash items
  other than depreciation           229,774        15,000        45,000        11,000
Real estate lending assets                -    51,396,490             -    43,239,691
Leasing assets                   18,211,271             -     8,149,640             -

                           SOURCE CAPITAL CORPORATION

NOTE 4. Continued:

Reconciliation of segment net income, total assets, notes payable and other significant items for the six months ended June 30, 1999 and 1998 follows:

                                                                1999          1998
                                                                ----          ----
Profit or loss

Leasing net income                                        $    159,516    $     24,194
Adjustment for income taxes                                   (215,250)       (161,200)
Unallocated amounts:
  Revenue of real estate lending                             3,100,061       2,824,470
  Expense of real estate lending                            (2,553,357)     (2,350,034)
                                                          ------------    ------------
Consolidated net income after tax                         $    490,970    $    337,430
                                                          ============    ============

Total assets

Net lease investment                                      $ 16,621,913    $  7,998,511
Unallocated assets of leasing                                1,589,358         151,129
Elimination of intercompany                                 (4,207,873)     (2,930,492)
Commercial loans receivable, net                            44,099,948      35,984,089
Unallocated assets of real estate lending                    7,296,542       7,255,602
                                                          ------------    ------------
Consolidated assets                                       $ 65,399,888    $ 48,458,839
                                                          ============    ============

Debt

Leasing note payable                                      $ 13,114,596    $  5,251,953
Real estate lending note payable                            28,505,000      20,685,000
Real estate lending long-term debt                           3,124,205       3,168,168
Real estate lending convertible subordinated debentures      5,950,000       6,000,000
                                                          ------------    ------------
Consolidated notes payable and long-term debt             $ 50,693,801    $ 35,105,121
                                                          ============    ============

                                                                                 Real Estate
                                                                Leasing            Lending
Other significant items                                          Total              Total         Consolidated
-----------------------                                          -----              -----         ------------
1999
Interest expense                                              $471,985             $1,495,576       $1,967,561
Provision for losses                                           229,774                 15,000          244,774

1998
Interest expense                                              $130,415             $1,318,891       $1,449,306
Provision for losses                                            45,000                 11,000           56,000

                           SOURCE CAPITAL CORPORATION

                         PART I - FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
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

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998
-------------------------------------------------------------------------

For the six months ended June 30, 1999 the Company reported net income of $491,000 or $.31 per diluted common share. These results compare to net income of $337,000 or $.23 per diluted share for the comparable period in 1998. Net financing income (interest and lease income less interest expense) increased from approximately $1,715,000 during the six months ended June 30, 1998 to $2,496,000 in the comparable period in 1999 (a 45.5% increase). Finance income of $4,464,000 and $3,164,000 in the six months ended June 30, 1999 and 1998, respectively, represents an approximate average interest yield of 15.28% and 15.11%, respectively, on the Company's average earning assets. The increase in the 1999 yield as compared to 1998 is primarily due to both a decrease in non-performing loans and from discounts earned on early loan payoffs.

The increase in financing income of approximately $1,300,000 is directly attributable to the increase of approximately $16,500,000 in the Company's average earning assets over the first six months of 1998. The Company's average earning asset portfolio grew from approximately $41,900,000 in the six-month period ended June 30, 1998 to approximately $58,400,000 for the comparable period ended June 30, 1999. The growth in the portfolio is composed of an $8,100,000 growth in net loans and a $8,600,000 increase in net leases. The increase in financing income was partially offset by an approximate $518,000 increase in interest expense. The Company's cost of funds on average borrowings decreased from approximately 8.9% for the first six months of 1998 to approximately 8.2% for the comparable period in 1999. The Company was able to reduce its borrowing costs by funding a portion of its loan portfolio using a "LIBOR" based rate, which is currently lower than the prime based rate option. The Company funds its lease portfolio using a "LIBOR" based rate which currently approximates prime less .5%.

During the six month period ended June 30, 1999 the Company recognized a gain of approximately $175,000 from the sale of two tranches of leases totaling approximately $2,184,000. These leases were sold on a non-recourse basis and allowed the Company to accelerate the earnings process for a percentage of the total lease portfolio. Loans and leases delinquent more than 90 days equaled 2.7% of the loans and leases outstanding at June 30, 1999 as compared to approximately 4.3% at June 30, 1998. Loans are collateralized by deeds of trust. The Company's allowance for probable loan and lease losses of approximately $528,000 is considered adequate as of June 30, 1999.

Total non-interest expenses in the first six months of 1999 was approximately $1,642,000 as compared to approximately $1,236,000 for the corresponding period of the prior year, which represents a 32.8% increase. This increase was as a result of both employee compensation and benefits increasing approximately $254,000 or 33.7% and other operating expenses increasing approximately $152,000 or 31.6%. During the period June 1998 to June 1999 the Company increased the number of employees by 27%. Additionally in conjunction with improved profits the Company increased its accrual for profit sharing. The most significant increases in other operating expenses were an approximate $76,000 increase in G&A expenses, and a $63,000 increase in outside services. The aforementioned increases are primarily related to the continuing growth of the leasing subsidiary from its start up operations in 1997.

The provision for income taxes of approximately $306,000 and $174,000 for the six months ended June 30, 1999 and 1998, respectively, is based upon the statutory federal income tax rate of 34% for 1999 and 1998 with an additional accrual for state income taxes of approximately $52,000 in 1999. The Company expects to pay significantly less current income tax than the estimated tax provision for the year ended December 31, 1999, due to the utilization of net operating loss carryovers and the differences between book and tax accounting for leases. The Company's effective tax rate for taxes paid in 1998 was approximately 21%.

Three Months Ended June 30, 1999 Compared to Three Months ended June 30, 1998
-----------------------------------------------------------------------------

For the three months ended June 30, 1999, the Company reported net income of $256,000 or $.16 per diluted common share. These results compare to net income of $169,000 or $.12 per diluted share, for the comparable period in 1998. Net financing income (interest and lease income less interest expense) increased from approximately $862,000 during the three months ended June 30, 1998 to approximately $1,288,000 in the comparable period of 1999 (a 49.4% increase). Finance income of approximately $2,313,000 and $1,608,000 in the three months ended June 30, 1999 and 1998, respectively, represents an approximate average interest yield of 15.25% and 15.0%, respectively, on the Company's average earning assets. The increase in yield is primarily due to fewer non-performing loans on average in 1999 as compared to 1998, collections of interest earned on loans which were previously non-performing and discounts earned on early loan payoffs.

The increase in financing income of approximately $705,000 is directly attributable to the increase of approximately $17,864,000 in the Company's average earning assets over the second quarter of 1998. The Company's average earning asset portfolio grew from $42,800,000 for the three months ended June 30, 1998 to approximately $60,664,000 at June 30, 1999. The growth in the portfolio is directly attributable to the increase in production personnel in its leasing subsidiary and increased loan demand. The Company's lease portfolio continues to show strong growth as outstanding leases more than doubled over June 30, 1998. This growth is significant considering the Company sold approximately $2,200,000 of net leases during the second quarter. The Company intends to continue to sell leases periodically. The increase in financing income was partially offset by an approximate $518,000 increase in interest expense. The Company's cost of funds on average borrowings decreased from approximately 8.9% at June 30, 1998 to approximately 8.2% in the comparable period in 1999. The Company was able to reduce its borrowing costs by funding a portion of its loan portfolio using a "LIBOR" based rate, which is currently lower than the prime based rate option. The Company also funds its lease portfolio using a "LIBOR" based rate which currently approximates prime less
 .5%.

During the second quarter ended June 30, 1999 the Company recognized a gain of approximately $175,000 from the sale of leases totaling $2,184,000. These leases were sold on a non-recourse basis allowing the Company to accelerate the earnings process for a percentage of the total lease portfolio. Loans and leases delinquent more than 90 days equaled 2.7% of the loans and leases outstanding at June 30, 1999 as compared to approximately 4.3% at June 30, 1998. Loans are collateralized by deeds of trust . The Company's allowance for probable loan and lease losses of approximately $528,000 is considered adequate as of June 30, 1999.

Total non-interest expenses for the second quarter of 1999 was approximately $866,000 as compared to approximately $658,000 for the corresponding period of the prior year, which represents a 31.6% increase. This increase was as a result of both employee compensation and benefits increasing approximately $111,000 or 26.8%, and other operating expenses increasing approximately $97,000 or 39.5%. The increase in employee compensation and benefits is due to both the increased staffing in the leasing operations and an additional profit sharing accrual in conjunction with higher profits realized in the 1999 period. The most significant increases in other operating expense were a $60,000 increase in general and administrative expense and a $24,000 increase in outside services. These cost increases were necessary to support the growth in the Company's business and to facilitate the development of the leasing portfolio.

Financial Condition and Liquidity
---------------------------------

At June 30, 1999, the Company had approximately $726,000 of cash and cash equivalents as compared to approximately $750,000 at December 31, 1998. The Company also had $213,000 of investment securities at June 30, 1999, as compared to approximately $220,000 at December 31, 1998. The Company's primary sources of cash during the first six months of 1999 were approximately $23,429,000 from short term borrowings, $8,829,000 loan repayments, $2,366,000 from the sale of leases, $2,342,000 from lease repayments and $756,000 from operations. The primary uses of cash during the first six months of 1999 were approximately $17,053,000 repayment of short term borrowings, $12,722,000 of loan originations, $7,807,000 additions to direct financing leases and $243,000 payment of dividends.

The Company's $40,000,000 line of credit, which matures annually, was renewed on April 30, 1999. At June 30, 1999, the Company had $28,505,000 outstanding under the line of credit. In addition, the Company's wholly owned subsidiary, Source Capital Leasing Co., has a $22,000,000 line of credit to fund its lease portfolio. The leasing company's line also renewed on April 30, 1999, and will mature April 30, 2000. The leasing company had approximately $13,115,000 outstanding under its line at June 30, 1999. The cash flows from the Company's lines of credit, loan and lease repayments, and the existing cash, cash equivalents and investment securities are expected to be sufficient to fund the operating needs of the Company.

Effect of Inflation and Changing Prices
---------------------------------------

Interest rates on the Company's loan portfolio are subject to inflation as inflationary pressures affect the prime interest rate. At June 30, 1999, interest rates on approximately 97% of the Company's loan portfolio were variable based on various indexes. The remaining loans have fixed interest rates. Loans with fixed rates and maturities of less than one year at June 30, 1999 are considered variable. The Company's line-of-credit agreement provides for variable interest based on the prime rate or at the Company's option, a "LIBOR" based rate.

Management believes that any negative effects of an increase in the prime interest rate would be largely offset by the Company's relatively short-term loan portfolio, balloon payments and the large percentage of variable rate loans.

Rates earned on the Company's lease portfolio are fixed for the term of the lease, however, the Company match funds its portfolio by borrowing under its line-of-credit as soon as is practicable after funding the lease. Each lease is funded separately and the interest rate charged by the bank is fixed for the term of the advance which is matched to the term of the lease.

Year 2000 Issues and Status
---------------------------

As the millennium approaches, the Company is addressing the impact of year 2000
(Y2K) on its information technology (IT) and non-IT functions. Currently, the Company's IT related electronics infrastructure consists of primary and backup domain controller servers utilizing the Windows NT operating system, and independent workstations utilizing the Windows 95 operating system. All leasing portfolio management, servicing and general ledger information is maintained on the system. Additionally, the Company contracts with an external third party service provider for all commercial loan sub-ledger and general ledger systems.

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

The Company believes that its Y2K compliance effort is approximately 99% complete as of the end of June 1999, and anticipates being 100% complete prior to the end of the third quarter 1999. The Company estimates that any additional Y2K compliance cost will be negligible.

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

The Company will complete its assessment of non-IT related systems for Y2K compliance by the end of the third quarter 1999. Major non-IT related systems utilized by the Company include telephone systems and building security systems. If the Company determines that any non-IT related systems are not Y2K compliant, it will be necessary to adjust estimates of the cost of Y2K compliance.

                           SOURCE CAPITAL CORPORATION


                           PART II - OTHER INFORMATION
                           ---------------------------




Items 1,2,3,4 and 5 of Part II are omitted from this report as they are either inapplicable or the answer is negative.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

     (a)  Exhibits

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


                                       SOURCE CAPITAL CORPORATION
                                       (Registrant)



Date:      August 13, 1999        By:  /s/ D. Michael Jones
       ------------------------        -----------------------------
                                        D. Michael Jones
                                        President and Chief Executive Officer




Date:      August 13, 1999        By:  /s/ Lester L. Clark
       ------------------------        --------------------------------
                                        Lester L. Clark
                                        Vice President-Secretary/Treasurer
                                        Principal accounting and finance officer