Form 10QSB
period 1999-09-30
SOURCE CAPITAL CORP
filed 1999-11-09
CIK 746776

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

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

As of November 9, 1999, there were 1,359,645 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check One)  Yes____    No [X]


                           SOURCE CAPITAL CORPORATION

                                   Form 10-QSB
                    For the Quarter Ended September 30, 1999
                                  ------------


                                      Index
                                      -----

                                                                                                             Page
                                                                                                             ----
Part I - Financial Information

         Item 1 - Financial Statements:

                      -  Consolidated Balance Sheets - September 30, 1999 and December 31, 1998                1

                      -  Consolidated Statements of Income, Comprehensive Income and
                         Retained Earnings Three and Nine Months Ended
                      -  September 30, 1999 and 1998                                                           2

                      -  Consolidated Statements of Cash Flows - Nine months
                         Ended September 30, 1999 and 1998                                                     3

                      -  Notes to Consolidated Financial Statements                                            4

         Item 2 - Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                                                            8

PART II - Other Information                                                                                   12





                         Part I - Financial Information

Item 1.  Financial Statements

                           SOURCE CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  ------------

                                                                   September 30,              December 31,
                                                                            1999                      1998
                                                                            ----                      ----
                                                                     (Unaudited)
           ASSETS
Loans receivable, net                                                $46,148,612               $40,411,783
Leases receivable, net                                                14,595,066                14,006,137
Accrued interest receivable                                              456,681                   463,986
Cash and cash equivalents                                                593,776                   750,218
Marketable securities                                                    205,865                   219,502
Other real estate and equipment owned                                    879,330                   393,013
Other assets                                                             995,633                   853,942
Deferred income tax                                                    1,208,060                 1,467,660
                                                                    ------------             -------------

Total assets                                                         $65,083,023               $58,566,241
                                                                    ============             =============

       LIABILITIES
Notes payable to bank                                               $ 41,270,997               $35,243,164
Mortgage contracts payable                                             3,113,702                 3,147,579
Accounts payable and accrued expenses                                    616,486                   651,904
Customer deposits                                                        709,124                   687,802
Convertible subordinated debentures                                    5,950,000                 6,000,000
                                                                    ------------             -------------

Total liabilities                                                     51,660,309                45,730,449
                                                                    ------------             -------------


       STOCKHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000
  shares authorized, none outstanding                                          -                         -
Common stock, no par value, authorized 10,000,000
  shares; issued and outstanding, 1,359,825 and
  1,350,279 shares                                                     7,054,028                 7,006,849
Additional paid in capital                                             2,049,047                 2,049,047
Accumulated other comprehensive loss                                     (29,506)                  (15,869)
Retained earnings                                                      4,349,145                 3,795,765
                                                                    ------------             -------------

Total stockholders' equity                                            13,422,714                12,835,792
                                                                    ------------             -------------

Total liabilities and stockholders' equity                           $65,083,023               $58,566,241
                                                                    ============             =============


See accompanying notes to consolidated financial statements.


                           SOURCE CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
                                RETAINED EARNINGS
         For the Three and Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                                  ------------

                                                Three Months ended September 30,          Nine Months ended September 30,
                                                     1999              1998                    1999            1998
                                                     ----              ----                    ----            ----
Financing income:
  Interest and fee income                         $1,828,443        $1,319,294               $4,913,323      $4,056,124
  Lease financing income                             656,887           454,898                2,035,534         882,368
  Interest expense                                (1,119,289)         (827,681)              (3,086,850)     (2,276,987)
                                                  ----------        ----------               ----------      ----------
    Net financing income                           1,366,041           946,511                3,862,007       2,661,505

Non-interest income:
  Gain on sales of investments,
    other assets and real estate                     114,285                 -                  301,680          87,640
  Provision for loan and lease losses               (178,838)          (53,000)                (423,612)       (109,000)
                                                  ----------        ----------               ----------      ----------
    Income before non-interest expenses            1,301,488           893,511                3,740,075       2,640,145

Non-interest expenses:
   Employee compensation and benefits                537,215           400,774                1,546,400       1,155,493
   Other operating expenses                          342,565           235,839                  975,347         716,624
                                                  ----------        ----------               ----------      ----------
Total non interest expenses                          879,780           636,613                2,521,747       1,872,117
                                                  ----------        ----------               ----------      ----------
Income before income taxes                           421,708           256,898                1,218,328         768,028
Income tax provision:
  Current                                            (51,055)          (83,962)                (325,105)       (188,400)
  Deferred                                           (65,495)           (3,638)                 (97,095)        (72,900)
                                                  ----------        ----------               ----------      ----------
     Total income tax provision                     (116,550)          (87,600)                (422,200)       (261,300)
                                                  ----------        ----------               ----------      ----------

         Net income                                  305,158           169,298                  796,128         506,728
Retained earnings, beginning of period             4,043,987         3,388,546                3,795,765       3,295,163
Dividends paid                                             -                 -                 (242,748)       (244,047)
                                                  ----------        ----------               ----------      ----------
Retained earnings, end of period                  $4,349,145        $3,557,844               $4,349,145      $3,557,844
                                                  ==========        ==========               ==========      ==========

Net income per common share - basic               $      .22        $      .12               $      .59      $      .37
                                                  ==========        ==========               ==========      ==========
Net income per common share - diluted             $      .18        $      .12               $      .49      $      .35
                                                  ==========        ==========               ==========      ==========

Weighted average number of common
   shares outstanding:
    Basic                                          1,360,012         1,355,679                1,359,059       1,355,725
                                                  ==========        ==========               ==========      ==========
    Diluted                                        2,121,302         2,129,004                2,115,310       2,053,950
                                                  ==========        ==========               ==========      ==========
Cash dividends per share                                None              None                     $.18            $.18
                                                  ==========        ==========               ==========      ==========

Net income                                          $305,158          $169,298                 $796,128        $506,728
Other comprehensive income, net of tax:
   Unrealized loss on marketable securities           (7,437)          (25,302)                 (13,637)         (3,042)

   Income tax benefit                                  2,529             8,603                    4,637           1,034
                                                  ----------        ----------               ----------      ----------
Comprehensive income                                $300,250          $152,599                 $787,128        $504,720
                                                  ==========        ==========               ==========      ==========

See accompanying notes to consolidated financial statements.


                           SOURCE CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                                   -----------
                                                                               1999                      1998
                                                                               ----                      ----
Cash flows from operating activities:
   Net income                                                              $     796,128              $     506,728
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                                 47,548                     34,145
     Provision for loan and lease losses                                         352,145                    109,000
     Impairment loss on repossessed assets                                        71,467                     -
     Deferred income taxes                                                       259,600                    (26,121)
     Gain on sale of assets                                                     (301,680)                   (87,640)
     Change in:
       Accrued interest receivable                                                (1,251)                   (20,143)
       Other assets                                                               71,843                   (434,164)
       Accounts payable and accrued expenses                                     (47,438)                   395,475
       Customer deposits                                                          21,322                          -
                                                                          --------------             --------------
          Net cash provided by operating activities                            1,269,684                    477,280
                                                                          --------------             --------------

Cash flows from investing activities:
     Sale of investment securities                                             -                             13,005
     Loan originations                                                       (22,999,262)               (17,228,062)
     Loan repayments                                                          17,042,791                 19,685,138
     Direct financing lease originations                                      (9,133,684)               (11,035,922)
     Collections on direct financing leases                                    3,577,992                  2,226,979
     Recovery (capitalization) of costs related to
      other real estate and equipment owned                                        6,211                     (1,611)
     Proceeds from sale of other real estate and equipment                       334,161                     19,500
     Proceeds from sale of leases                                              4,094,949                   -
     Purchase of office equipment and vehicle                                   (101,079)                   (88,632)
                                                                          --------------             --------------
        Net cash used in investing activities                                 (7,177,921)                (6,409,605)
                                                                          --------------             --------------

Cash flows from financing activities:
     Proceeds from line of credit                                             34,362,162                 26,345,616
     Payments on line of credit                                              (28,334,329)               (26,002,119)
     Proceeds from sale of convertible subordinated debentures                         -                  6,000,000
     Payments of long-term debt                                                  (33,877)                   (29,331)
     Proceeds from exercise of stock options                                      50,000                          -
     Payments for redemption of common stock                                      (2,821)                    (1,112)
     Payments for redemption of debentures                                       (46,592)                         -
     Cash dividends paid                                                        (242,748)                  (244,047)
                                                                          --------------             --------------
       Net cash provided by financing activities                               5,751,795                  6,069,007
                                                                          --------------             --------------

Net increase (decrease) in cash and cash equivalents                            (156,442)                   136,682
Cash and cash equivalents, beginning of period                                   750,218                    473,551
                                                                          --------------              -------------
Cash and cash equivalents, end of period                                  $      593,776              $     610,233
                                                                          ==============              =============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                               $    3,132,317               $  2,301,217
   Cash paid during the period for income taxes                                  212,300                    156,000
   Non-cash financing and investing transactions:
    Financing sales of other real estate                                               -                    292,993
    Deferred interest on financing of real estate sold                                 -                     56,442
    Loans and accrued interest converted to repossessed assets                   198,317                    458,218
    Leases converted to repossessed and other assets                             882,699                     19,000

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary to fairly state the periods reported. Certain 1998 amounts have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on the net income or retained earnings as previously reported. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements for the year ended December 31, 1998.

NOTE 2.
-------

The Company's provision for federal income taxes for the nine months ended September 30, 1999 and 1998, is based on the statutory corporate income tax rate of 34%. For the period ended September 30, 1999 the Company has accrued an additional $23,000 for state income tax. The actual current income tax liability to the Company for the year ending December 31, 1999, is estimated to be significantly less than the amount based on the statutory corporate tax rate, because of the effect of net operating loss carryforwards from prior years and the difference between book and tax accounting for leases.

NOTE 3.
-------

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

Earnings Per Share Computation:
                                                     For the Quarter Ended September 30, 1999
                                                     ----------------------------------------
                                                                       Weighted-                 Per-Share
                                            Net Income                 Average shares            Amount
                                            ----------                 --------------            ------
Basic EPS
Income available to
  Stockholders                              $  305,158                 1,360,012                 $     .22
                                                                                                 =========

Effect of Dilutive Securities
   Interest on convertible subordinated
     debentures (net of 34% tax)                82,817                   742,822
   Common stock options                                                   18,468
                                           -----------                ----------
Diluted EPS
Income available to common
  stockholders + assumed conversions       $   387,975                 2,121,302                 $     .18
                                           ===========                ==========                 =========



                           SOURCE CAPITAL CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Earnings Per Share Computation, Continued:

                                                     For the Quarter Ended September 30, 1998
                                                     ----------------------------------------
                                                                       Weighted-                 Per-Share
                                            Net Income                 Average shares            Amount
                                            ----------                 --------------            ------
Basic EPS
Income available to
  Stockholders                              $  169,298                 1,355,679                 $     .12
                                                                                                  ========

Effect of Dilutive Securities
Interest on convertible subordinated
     debentures (net of 34% tax)                83,332                   749,064
Common stock options                                                      24,261
                                           -----------                ----------

Diluted EPS
Income available to common
  stockholders + assumed conversions        $  252,630                 2,129,004                 $     .12
                                           ===========                ==========                 =========


                                                     For the Nine  Months Ended September 30, 1999
                                                     ------------  -------------------------------
                                                                       Weighted-                 Per-Share
                                            Net Income                 Average shares            Amount
                                            ----------                 --------------            ------
Basic EPS
Income available to
  Stockholders                              $  796,128                 1,359,059                 $     .59
                                                                                                 =========

Effect of Dilutive Securities
   Interest on convertible subordinated
     debentures (net of 34% tax)               249,613                   742,822
   Common stock options                                                   13,429
                                            ----------                 ---------

Diluted EPS
Income available to common
  stockholders + assumed conversions        $1,045,741                 2,115,310                 $     .49
                                            ==========                 =========                 =========



                           SOURCE CAPITAL CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Earnings Per Share Computation, Continued:

                                                     For the Nine Months Ended September 30, 1998
                                                     --------------------------------------------
                                                                       Weighted-                 Per-Share
                                            Net Income                 Average shares            Amount
                                            ----------                 --------------            ------
Basic EPS
Income available to
  Stockholders                              $  506,728                 1,355,725                 $     .37
                                                                                                 =========

Effect of Dilutive Securities
Interest on convertible subordinated
     debentures (net of 34% tax)               210,877                   665,835
Common stock options                                                      32,390
                                            ----------                 ---------

Diluted EPS
Income available to common
  stockholders + assumed conversions        $  717,605                 2,053,950                 $     .35
                                            ==========                 =========                 =========

NOTE 4.
-------

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

Company segment profit and loss components and schedule of assets as of September 30, 1999 and 1998 is as follows:

                                             1999                      1998
                                             ----                      ----

                                   Leasing       Lending       Leasing       Lending
                                   -------       -------       -------       -------
Income commercial real estate   $         -   $ 4,937,981   $         -   $ 4,143,764
Income lease financing            2,322,033             -       882,368             -
Interest expense                    712,434     2,374,416       266,918     2,010,069
Depreciation                         12,310        35,238         5,586        28,559
Income tax expense (benefit)         90,300       331,900        46,800       214,500
Net income                          158,996       637,132        90,871       415,857
Significant non-cash items
  other than depreciation           398,612        25,000        87,000        22,000
Real estate lending assets                -    54,015,703             -    42,174,455
Leasing assets                   16,233,453             -    12,263,074             -



                           SOURCE CAPITAL CORPORATION

NOTE 4., Continued:
-------------------

Reconciliation of segment net income, total assets, notes payable and other significant items for the nine months ended September 30, 1999 and 1998 follows:

                                                               1999           1998
                                                               ----           ----
Profit or loss

Leasing net income                                        $    158,996    $     90,871
Adjustment for income taxes                                   (331,900)       (214,500)
Unallocated amounts:
  Revenue of real estate lending                             4,937,981       4,152,021
  Expense of real estate lending                            (3,968,949)     (3,521,664)
                                                          ------------    ------------
Consolidated net income after tax                         $    796,128    $    506,728
                                                          ============    ============

Total assets

Net lease investment                                      $ 14,595,066    $ 11,620,089
Unallocated assets of leasing                                1,638,388         642,985
Elimination of intercompany                                 (4,206,887)     (3,484,197)
Commercial loans receivable, net                            46,148,612      33,972,482
Unallocated assets of real estate lending                    6,907,844       7,263,105
                                                          ------------    ------------
Consolidated assets                                       $ 65,083,023    $ 50,014,464
                                                          ============    ============

Debt

Leasing note payable                                      $ 11,190,997    $  8,573,593
Real estate lending note payable                            30,080,000      18,760,000
Real estate lending long-term debt                           3,113,702       3,158,208
Real estate lending convertible subordinated debentures      5,950,000       6,000,000
                                                          ------------    ------------
Consolidated notes payable and long-term debt             $ 50,334,699    $ 36,491,801
                                                          ============    ============



                                                             Real Estate
                                                Leasing        Lending
Other significant items                          Total          Total     Consolidated
                                                 -----          -----     ------------
1999
----
Interest expense                                $  712,434   $2,374,416   $3,086,850
Provision for losses                               398,612       25,000      423,612

1998
----
Interest expense                                $  266,918   $2,010,069   $2,276,987
Provision for losses                                87,000       22,000      109,000


                           SOURCE CAPITAL CORPORATION

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

General
-------

These discussions may include forward-looking statements containing words such as "will continue to be," "will be," "continue to," "anticipates that," "to be," or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended
------------------------------------------------------------------
September 30, 1998
------------------

For the nine months ended September 30, 1999 the Company reported net income of $796,128 or $.49 per diluted common share. These results compare to net income of $506,728 or $.35 per diluted share for the comparable period in 1998. Net financing income (interest and lease income less interest expense) increased from approximately $2,662,000 during the nine months ended September 30, 1998 to $3,862,000 in the comparable period in 1999 (a 45.1% increase). Finance income of $6,949,000 and $4,938,000 in the nine months ended September 30, 1999 and 1998 respectively represents an approximate average interest yield of 15.44% and 15.08% respectively, on the Company's average earning assets. Loans funded during the first nine months of 1999 exceeded those funded during the comparable period in 1998 by approximately $5,771,000, and loan repayments during the 1999 period were less than those in the 1998 period by approximately $2,642,000. The increase in average interest yield in 1999 is primarily due to higher average rates earned on the Company's loan portfolio and fewer non-performing loans as compared with the period ended September 30, 1998. During the nine months ended September 30, 1999 the Company's leasing subsidiary contributed approximately $159,000 to net income as compared to approximately $90,000 in the 1998 comparable period.

The increase in financing income of approximately $2,010,000 is directly attributable to the increase of approximately $16,400,000 in the Company's average earning assets over the first nine months of 1998. The Company's average earning asset portfolio grew from approximately $43,600,000 in the nine-month period ended September 30, 1998 to approximately $60,000,000 for the comparable period ended September 30, 1999. The change in the portfolio is directly related to the growth in both loans and leases. The loan portfolio grew by approximately $12,200,000 from $33,973,000 at September 30, 1998 to approximately $46,149,000 at September 30, 1999. The lease portfolio grew by approximately $2,975,000 from $11,620,000 to approximately $14,595,000 during the same period. The increase in financing income was partially offset by an approximate $810,000 increase in interest expense. The Company's cost of funds on average borrowings decreased from approximately 8.9% for the first nine months of 1998 to approximately 8.3% for the comparable period in 1999. The Company was able to reduce its borrowing costs by funding a portion of its loan portfolio using a "LIBOR" based rate, which was lower than the prime based rate option. The Company funds its lease portfolio using a "LIBOR" based rate which approximated prime less .3% during the period. Loans and leases delinquent more than 90 days equaled 3.98% of the loans and leases outstanding at September 30, 1999 as compared to approximately 3.45% at September 30, 1998. These loans and leases are collateralized by deeds of trust and equipment, respectively. The Company's allowance for probable loan losses of approximately $234,000 and lease losses of approximately $222,000 are considered adequate as of September 30, 1999.

During the nine-month period ended September 30, 1999 the Company recognized a gain of approximately $286,000 from the sale of three tranches of net leases totaling approximately $3,800,000. These leases were sold on a non-recourse basis which allowed the Company to accelerate the earnings process for a percentage of the total portfolio.

Total non-interest expenses in the first nine months of 1999 increased approximately 34.7% over the first nine months of 1998. The increase was primarily due to a 33.8% increase in salaries and benefits as a result of an increase in personnel due to the growth in the Company's leasing operations, salary increases related to performance and competitive factors and profit sharing accrual related to the increased profitability of the Company. Other operating expenses increased by approximately 36.1% the most significant being an approximate $236,000 increase in general and administrative expense which is directly related to the growth of the Company's leasing activities. Additionally, occupancy expense increased by approximately $27,000 as a result of the Company's expansion. The Company recognized a provision for probable loan and lease losses of $424,000 for the nine months ended September 30, 1999, and $109,000 for the comparable period in 1998. The primary increase in the 1999 provision is related to the Company's lease portfolio.

The provision for income taxes of approximately $422,000 and $261,000 for the nine months ended September 30, 1999 and 1998, respectively, is based upon the statutory income tax rate of 34%. The Company expects to pay significantly less current income tax than the estimated tax provision for the year ended December 31, 1999, due to the utilization of net operating loss carryovers and the difference between book and tax reporting for leases. The Company's effective tax rate for its actual tax liability in 1998 was approximately 13%.

Three Months Ended September 30, 1999 Compared to Three Months ended
--------------------------------------------------------------------
September 30, 1998
------------------

For the three months ended September 30, 1999, the Company reported net income of $305,158 or $.18 per diluted common share. These results compare to net income of $169,298 or $.12 per diluted share, for the comparable period in 1998. Net financing income (interest and lease income less interest expense) increased from approximately $947,000 during the three months ended September 30, 1998 to approximately $1,366,000 in the comparable period of 1999 (a 44.3% increase). Finance income of approximately $2,485,000 and $1,774,000 in the three months ended September 30, 1999 and 1998 respectively, represents an approximate average interest yield of 15.7% and 15.0%, respectively, on the Company's average earning assets. The increase in interest yield on the Company's real estate portfolio (approximately .72%), is mitigated by a slight decline in rates received on the Company's lease portfolio. Lease income of approximately $657,000 resulted in an average yield on lease contracts of 16.2% for the three-months ended September 30, 1999 as compared to revenues of approximately $455,000 and a yield of 16.9% for the third quarter of 1998.

The increase in financing income of approximately $711,000 is directly attributable to the increase of approximately $18,210,000 in the Company's average earning assets over the third quarter of 1998. The Company's average earning asset portfolio grew from $45,284,000 for the three months ended September 30, 1998 to approximately $63,494,000 at September 30, 1999. Growth in the loan and lease portfolio is directly attributable to the increase in loan originations and fewer early loan payoffs in 1999 as compared to an unusually high number of early loan payoffs in 1998. Loans funded in the third quarter of 1999 were approximately $10,277,000 as compared to approximately $7,503,000 in 1998. Loan repayments in the third quarter were approximately $8,214,000 as compared to approximately $9,536,000 in the third quarter of 1998. The Company funded approximately $1,327,000 in new leases as compared to approximately $4,885,000 in the third quarter of 1998 and collected lease payments of approximately $1,236,000 as compared to $1,221,000 for the quarter ended September 30, 1998. The downturn in leases funded in the third quarter 1999 as compared to 1998 is primarily due to the loss of two production personnel in May 1999. These employees were replaced and subsequently, October 1999 lease production improved over the third quarter 1999 average.

The increase in financing income was partially offset by an approximate $292,000 increase in interest expense. The increase in interest expense is primarily attributable to the increased borrowing related to growth in outstanding loans. The Company's cost of funds on average borrowings decreased from approximately 8.8% at September 30, 1998 to approximately 8.5% in the comparable period in 1999. The Company was able to reduce its borrowing costs by funding a portion of its loan portfolio using a "LIBOR" based rate, which was lower than the prime based rate option. The Company also funds its lease portfolio using a "LIBOR" based rate which currently approximates prime at September 30, 1999. See "Effect of Inflation and Changing Prices" regarding interest rate fluctuations.

During the third quarter ended September 30, 1999 the Company recognized a gain of approximately $114,000 from the sale of one tranche of net leases totaling approximately $1,600,000. These leases were sold on a non-recourse basis.

Total non-interest expenses for the third quarter of 1999 increased approximately 38.2% over the third quarter of 1998. The increase was primarily due to a 34.0% increase in salaries and benefits resulting from added personnel (primarily leasing), salary increases related to performance and competitive factors and profit sharing accrual related to increased profitability of the Company. Additionally, other operating expenses increased by approximately 45.3% over the prior year, and the provision for probable loan and lease losses increased $126,000 over the third quarter of 1998. Of the increase in other expense, the most significant was an $83,000 increase in general and administrative expense primarily related to the increase in leasing activities. For the quarter ended September 30, 1999 the leasing subsidiary was at break even as compared to an approximate $67,000 profit in 1998. There were other increases and decreases in the Company's other operating expenses none of which is material when considered individually.

Financial Condition and Liquidity
---------------------------------

At September 30, 1999, the Company had approximately $594,000 of cash and cash equivalents as compared to approximately $750,000 at December 31, 1998. The Company also had $206,000 of marketable securities at September 30, 1999, as compared to approximately $220,000 at December 31, 1998. The Company's primary sources of cash during the first nine months of 1999 were approximately $34,362,000 from short term borrowings, $17,043,000 loan repayments, $4,095,000 sale of leases, $3,578,000 repayments of lease receivables, $1,270,000 from operations and $334,000 from the sale of real estate and equipment. The primary uses of cash during the first nine months of 1999 were approximately $28,334,000 repayment of short term borrowings, $22,999,000 of loan originations, $9,134,000 additions to direct financing leases and $243,000 payment of dividends.

The Company's $40,000,000 line of credit, which matures annually, was renewed April 30, 1999. At September 30, 1999, the Company had $30,080,000 outstanding under the line of credit. In addition, the Company's wholly owned subsidiary, Source Capital Leasing Co., has a $22,000,000 line of credit to fund its lease portfolio. The leasing company's line of credit also renewed on April 30, 1999, and will mature April 30, 2000. The leasing company had approximately $11,191,000 outstanding under its line of credit at September 30, 1999. The cash flows from the Company's lines of credit, loan and lease repayments, and the existing cash, cash equivalents and marketable securities are expected to be sufficient for the operating needs of the Company.

Effect of Inflation and Changing Prices
---------------------------------------

Interest rates on the Company's loan portfolio are subject to inflation as inflationary pressures affect the prime interest rate. At September 30, 1999, interest rates on approximately 98% of the Company's loan portfolio were variable based on various indexes. The remaining loans have fixed interest rates. Loans with fixed rates and maturities of less than one year at September 30, 1999 are considered variable. The Company's line-of-credit agreement provides for variable interest based on the prime rate or at the Company's option, a "LIBOR" based rate.

Management believes that any negative effects of an increase in the prime interest rate would be largely offset by the Company's relatively short-term loan portfolio, balloon payments and the large percentage of variable rate loans.

Rates earned on the Company's lease portfolio are fixed for the term of the lease, however, the Company funds its portfolio by borrowing under its line-of-credit as soon as is practicable after funding the lease. Each lease is funded separately and the interest rate charged by the bank is fixed for the term of the advance which correspondingly is matched to the term of the lease.

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

The Company believes that its Y2K compliance effort is complete as of the end of September 1999, however the Company's third party provider is continually testing and updating the Company's systems as new releases are provided by software vendors. The Company estimates that any additional Y2K compliance cost will be negligible.

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

The Company has completed its assessment of non-IT related systems for Y2K compliance and has been assured by providers the systems are compliant. Major non-IT related systems utilized by the Company include telephone systems and building security systems. If the Company determines that any non-IT related systems are not Y2K compliant, it will be necessary to adjust estimates of the cost of Y2K compliance.

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



Date:      November 09, 1999      By:  /s/ D. Michael Jones
       ------------------------        -----------------------------
                                        D. Michael Jones
                                        President and Chief Executive Officer




Date:      November 09, 1999      By:  /s/ Lester L. Clark
       ------------------------        --------------------------------
                                        Lester L. Clark
                                        Vice President-Secretary/Treasurer
                                        Principal accounting and finance officer