Form 10KSB40
period 1999-12-31
SOURCE CAPITAL CORP
filed 2000-03-02
CIK 746776

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB


         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to_____


                         Commission file number 0-12199
                                                -------

                           SOURCE CAPITAL CORPORATION
                 (Name of small business issuer in its charter)

               Washington                                     91-0853890
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                      Identification No.)

                  1825 N. Hutchinson Road
                    Spokane, Washington                         99212
         (Address of principal executive offices)             (Zip Code)

        Issuer's telephone number, including area code    (509) 928-0908

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

The issuer's revenues for its most recent fiscal year:  $9,675,026.

The aggregate market value of the voting common equity held by non-affiliates as of February 03, 2000: $5,974,225.

The number of shares outstanding of each of the issuer's classes of common equity, as of February 03, 2000: 1,359,645.

                      DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission prior to April 28, 2000 pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2000 annual meeting of registrant's shareholders are incorporated herein by reference into part III of this report.

Transitional Small Business Disclosure Format (check one): Yes   ;  No X .
                                                               ---    ---

                                     PART I

Item 1.  Description of Business.
---------------------------------

This document contains some forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement is a statement which addresses activities, events, conditions or developments that the Company expects, or anticipates may occur in the future and may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be," or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual events, results or performance to differ materially from those projected in forward-looking statements.

GENERAL
-------

Source Capital Corporation (the "Company"), was incorporated under the laws of the State of Washington in 1969 and is headquartered in Spokane, Washington. The Company is engaged in the business of lending, primarily through direct loans to individuals and corporations. Generally, its loans are collateralized, in whole or in part, by real estate or personal property.

The Company's wholly owned subsidiary, Source Capital Leasing Company, is engaged in the business of providing lease financing for a wide array of equipment and vehicle contracts. Leases are structured as direct financing contracts and are generally collateralized through collateral perfection and personal guarantees.

COMMERCIAL LENDING ACTIVITIES
-----------------------------

The Company presently serves the financial needs of individuals and middle-market businesses by providing commercial real estate loans, secured lines of credit, construction and development loans. Its market niche centers on customers not adequately served by other financing companies or commercial lending institutions. The Company's customers often use their equities in existing real estate as collateral for loans made by the Company to restructure debt, upgrade underperforming properties and make other commercial investments. For companies unable to comply with bank covenants and for investors seeking maximum flexibility, the Company offers credit lines in a structured borrowing environment. The majority of loans made by the Company are primarily collateralized by first mortgages on real estate, however the Company does take second mortgage positions on some real estate.

Loans originated during 1999 and 1998, together with their terms and range of interest rates are as follows:

                                         1999                     1998
                                         ----                     ----

               Loan Amount             $31,478,419              $26,339,941
               Term                       1-3 years                1-5 years
               Interest rate           11.25 - 13.50%           11.625 - 15.00%


The Company typically charges its borrowers loan origination fees in connection with its commercial lending activities, thereby increasing the effective yield recognized on the loans. In some instances, the Company purchases contracts which may carry below market rates of interest. However, the Company discounts the purchase price of below market rate contracts so that the yield on the discounted contract will approximate the rates being charged on its originated loans. Lending decisions are made by a loan committee comprised of the Chairman, President and Executive Vice President of the Company. Loans exceeding $1,500,000 require the approval of the Company's primary lender to be eligible for inclusion in the Company's collateral base. Loans exceeding $3,000,000 also require approval by the Board of Directors' loan committee. The Company originates commercial loans that are collateralized primarily by real property. The principal factors considered in making lending decisions are the amount of the loan in comparison to the value of the collateral, the borrower's financial condition and the borrower's capacity to repay the loan. The Company attempts to minimize lending risk by limiting the total amount loaned to any one borrower. Additionally, the Company monitors and restricts its credit exposure in specific industries and geographic areas. The Company typically requires significant collateral for its commercial and real estate loans. The average loan to value percentages of the Company's portfolio at December 31, 1999, was estimated by management to be 51%. In addition, one or more of the Company's loan officers personally inspect all real estate that is offered to the Company as collateral.

For additional information concerning commercial loans, see Note 2 of Notes to Consolidated Financial Statements (the "Consolidated Financial Statements") for the years ended December 31, 1999 and 1998.

LEASING ACTIVITIES
------------------

Source Capital Leasing Co. ("SCLC"), a Washington corporation and wholly owned subsidiary of the Company, was formed in March 1997. SCLC is an independent lessor providing direct finance leases in the small to middle markets, primarily in the eleven most western states. SCLC provides financing of lease transactions generally with equipment costing from $10,000 to $150,000, and terms ranging from 24 months to 60 months.

Leases originated in 1999 and 1998, together with their terms and range of interest rates are as follows:

                                         1999                      1998
                                         ----                      ----
         Lease amount               $11,344,789                $15,225,491
         Term                       12 - 60 months             24 - 60 months
         Interest rate              6.41 -25.57%               9.79 -29.12%

SCLC's average lease investment for contracts in its portfolio at December 31, 1999 and 1998 was approximately $41,000 and $33,000, with the largest leases written during the years approximating $246,000 and $170,000, respectively. SCLC maintains a diversified portfolio in order to minimize its credit exposure to any single industry or individual lessee. At December 31, 1999 SCLC maintained leases of equipment in agricultural/forest products, computer/data processing, construction/heavy equipment, health care, manufacturing, office equipment/furniture, restaurant equipment, retail/service equipment, signage/marketing, and transportation industries. As of December 31, 1999, no single industry accounted for more than 13.5% and no single lessee accounted for more than 1.4% of its gross lease receivables.

Lease contracts that meet the Company's credit requirements, but do not meet management's minimum yield requirements are sold in the secondary market. Certain of these lease contracts are participated or sold on a non-recourse basis through lease brokers. Additionally, SCLC has broker agreements with other funding sources and during the year ended December 31, 1999 SCLC sold four tranches of net leases totaling approximately $4.8 million. These leases were sold on a non-recourse basis allowing SCLC to accelerate the earnings process on a percentage of the portfolio. The Company may, but is not obligated to, sell additional leases in the future.

SCLC originates the majority of leases retained in its portfolio through lease broker referrals. Leases are approved on a contract by contract basis. Leases from $10,000 to $150,000 require the approval of the Chief Credit Officer of SCLC. Leases exceeding $150,000 up to $250,000 also require the approval of the President of the parent Company. The Company's lender must approve leases exceeding $150,000 pursuant to the terms of the Company's credit facility agreement with the Bank. Lease contracts are collateralized by the underlying equipment and are usually guaranteed by the principals of the lessee. SCLC's leasing credit practice is based upon the lessee's financial position, creditworthiness and ability to meet cash flow obligations. All other credit considerations are similar to those followed by the commercial lending group.

For additional information concerning leasing, see Note 3 of Notes to the Consolidated Financial Statements.

LOANS, LEASES AND REAL ESTATE OWNED
-----------------------------------

To measure the quality of assets, or to determine the adequacy of the reserve for possible loan and lease losses, the Company reviews the performance of each loan and lease, the valuation of all collateral, the payment history of the borrower, current economic conditions of the geographical area in which the loan or lease was made and market analysis of the type of collateral. This information is obtained primarily through on-site inspections, market analysis, new appraisals, financial performance of the borrower and purchase offers. A specific allowance for credit losses is established for any non-performing loan and lease where the underlying collateral value (less costs of disposal) is below the recorded loan or net lease receivable. Upon repossession, real estate owned and equipment is recorded at the lower of cost or fair value less estimated selling costs and is reviewed at least monthly thereafter until disposition of the property.

At December 31, 1999 and 1998, the allowance for loan losses was approximately $220,000 and $208,000, respectively, and for lease losses approximately $320,000 and $213,000 respectively, which in the opinion of management was adequate.

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

Loans and leases owned by the Company are considered delinquent when a scheduled payment becomes 31 days past due. The following table sets forth the principal balances of delinquent loans and leases in the Company's loan and lease portfolios at December 31, 1999 and 1998.

                                             Principal         % of Total
                   1999                       Balance             Amount
                   ----                       -------             ------

                Commercial loans            $    550,000           1.3%
                Leases                      $    625,230           3.5%

                   1998
                   ----

                Commercial loans            $  4,467,896          10.9%
                Leases                      $    668,829           3.9%

Of the total past due loans at December 31, 1999 and 1998, $550,000 and $4,462,886 respectively exceeded 90 days past due. Delinquent leases 90 days or more past due at December 31, 1999 and 1998, were $119,852 and $215,584, respectively. For additional information concerning delinquencies and real estate and equipment owned see Notes 2, 3 and 5 of Notes to the Consolidated Financial Statements.

SOURCES OF FUNDS
----------------

Funding for new loans is provided from repayments of principal and interest on current loans and from a $45,000,000 line of credit which expires on April 30, 2000. Borrowings under the Company's credit agreement bear interest at .25% over the bank's prime rate (8.75% at December 31, 1999). The Company at its option may purchase "LIBOR" (London Interbank Offered Rate) contracts as a part of its line of credit. The Company's outstanding debt at December 31, 1999 included no "LIBOR" contracts in the total $26,105,000 outstanding under the credit agreement. The "LIBOR" contracts purchased by the Company bear interest at 2.625% over the "LIBOR" rate on the date of purchase. All borrowings under the credit agreement are collateralized by loans receivable. The credit agreement contains certain restrictive covenants including maximum percentages of loan categories allocated to land loans, second mortgages and loan terms exceeding 24 months. The credit agreement also contains covenants requiring the Company to maintain a minimum level of cash and marketable securities of at least $400,000 and tangible net worth plus subordinated debt of at least $17,000,000. The credit line is annually renewable and the Company expects the line will be renewed on its expiration date. See Note 7 of Notes to the Consolidated Financial Statements.

At December 31, 1999 the Company was indebted on $5,950,000 of Convertible Subordinated Debentures. The debentures carry an interest rate of 7.5%, mature on March 1, 2008 and are convertible into common stock at the rate of $8.01 per share. The debentures are convertible at any time until maturity at the option of the debenture holder. The debentures are redeemable, in whole or in part, at any time on or after March 1, 2001, at the option of the Company. The debentures are unsecured general obligations of the Company subordinate in right of repayment to all existing and future Senior indebtedness of the Company. Senior indebtedness includes but is not limited to, all current bank lines-of-credit and any future increases to these lines as well as any new borrowings from financial institutions. See Note 9 of Notes to the Consolidated Financial Statements.

Funding for new lease contracts is provided from repayments of current leases and from a separate $17,000,000 line of credit. Borrowings under the line of credit bear interest based upon the Bank's composite cost of funds, and vary by terms of the contract financed. At December 31, 1999 the Company had $10,676,000 outstanding under its line. Rates at December 31, 1999 ranged from 6.98% to 8.6%. The commitment under this line of credit expires April 30, 2000 and is annually renewable. The Company expects the line will be renewed at that time. See Note 7 of Notes to the Consolidated Financial Statements.

COMPETITION
-----------

The market for non-regulated financial services providers such as the Company is highly competitive and fragmented. The markets for small ticket commercial equipment leases, and real estate financing are extensive and growing rapidly.

Competition in the markets in which the Company competes is intense and includes many regional and national regulated financial institutions with substantially greater resources than the Company. The Company also competes against finance companies that provide low-cost credit facilities to a proprietary customer base. Management believes that the Company's primary competitors include: (i) Pacific Coast Investment, Mortgages Limited, Kennedy Funding, Metropolitan Mortgage and Coast Business Credit in real estate financing; and (ii) Summit Leasing, Metwest Leasing, SDI Capital, Financial Pacific Leasing and JDR Capital in equipment leasing.

The Company believes it has positioned itself to compete against providers of commercial business financing by reason of its high level of service to customers, its experienced personnel and its ability to provide turn-key financial solutions to small and mid-size business as well as non-traditional commercial customers.

EMPLOYEES
---------

At December 31, 1999, the Company employed twenty-five people, none of whom were represented by a collective bargaining unit. The Company believes relations with its employees are good.

Item 2. Description of Properties.
----------------------------------

The Company's headquarters are located in leased offices at 1825 N. Hutchinson Rd., Spokane, Washington 99212. The lease expires in May 2001. For more information concerning this lease see Note 12 of Notes to the Consolidated Financial Statements. The Company also occupies leased office space located at 200 First Ave. West, Suite 403, Seattle, Washington, 614 S. W. Eleventh Ave. Suite D. Gallery Level, Portland, Oregon and 8655 East Via De Ventura G-221 Scottsdale, Arizona. These properties are considered adequate to meet current corporate needs.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

No matters were submitted to a vote of shareholders of the Company's common stock during the fourth quarter of 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

The Company's common stock is traded on the NASDAQ Small Cap Market tier of the Nasdaq Stock Market. As of February 26, 1999, there were approximately 870 holders of record of the Company's common stock. Market prices for the Company's common stock were obtained from the Nasdaq stock activity reports and reflect actual closing prices. The high and low closing prices for 1999 and 1998 are as follows:

                                1999                             Common
                                ----                             ------
                             Quarter Ended                  High         Low
                             -------------                  ----         ---
                             March 31                       $8.00        $5.00
                             June 30                         6.75         5.38
                             September 30                    7.00         5.75
                             December 31                     6.94         5.50

                                1998                              Common
                                ----                              ------
                             Quarter Ended                  High         Low
                             -------------                  ----         ---
                             March 31                       $9.75        $6.50
                             June 30                         8.63         7.13
                             September 30                    8.56         5.88
                             December 31                     6.25         5.00

On February 03, 2000 the closing price was $5.56.

The Company's dividend history is as follows:

                             Date paid             Amount per share
                             ---------             ----------------
                             April 19, 1996               $.15
                             February 28, 1997             .18
                             February 27, 1998             .18
                             February 26, 1999             .18
                             February 28, 2000             .22

Item 6. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

Results of Operations - 1999 Compared to 1998
---------------------------------------------

The Company reported net income of approximately $1,055,000 or $.66 per diluted share for the year ended December 31, 1999 compared to net income of approximately $745,000 or $.50 per diluted share for the year ended December 31, 1998. The Company's interest margin increased from approximately $3,836,000 in 1998 to approximately $5,180,000 for the year ended December 31, 1999. The increase in interest margin was the result of an increase in interest and fees of approximately $1,079,000 and an increase in leasing revenues of approximately $1,193,000 over 1998. These revenue gains were partially offset by an increase in interest expenses of approximately $929,000.

The increase in interest and lease revenue was due to the Company's ability to grow its average earning asset portfolio by approximately $14.6 million, to $59.6 million in 1999. The growth in the Company's earning assets was primarily the result of growth in the Company's loan portfolio, which grew from approximately $40.4 million at December 31, 1998 to a high of approximately $51.3 million at July 31, 1999 before falling back to year end levels of approximately $42.8 million. The decline in outstandings from July to December was due to the large amount of repayments in the fourth quarter of 1999,

($11.8 million as compared to $2.4 million in the fourth quarter of 1998). Included in the 1999 loan repayments were approximately $6.6 million in loans which were paid in full prior to their scheduled maturity in 2000. The increase in interest expense is due to the increase in borrowings, which correlates directly to the increase in the Company's loan and lease portfolio, as the Company was able to increase its leverage, thereby, positioning itself for future growth in its commercial real estate lending and leasing portfolios.

The provision for lease losses increased by approximately $291,000 over 1998 due to management's decision to increase the reserve for probable lease losses to approximate 2.2% of the Company's net investment in leases at December 31, 1999. The decision to increase the reserve was based on charged off leases net of recoveries of approximately $301,000 in 1999 and to maintain a reserve more in line with industry averages as the Company's lease portfolio continues to mature. Additionally the Company took market write-downs on repossessed equipment of approximately $172,000. The Company did not charge a provision for loan losses in 1999.

Non-interest operating expenses increased by approximately $872,000 in 1999 as compared to 1998. Employee compensation and benefits increased by approximately $586,000 primarily due to an increase in the Company's work force, salary increases related to performance and competitive factors and profit sharing accrual related to the increased profitability of the Company. At December 31, 1999 the Company employed eleven personnel in its leasing operations, six personnel in its real estate lending operations and eight personnel in administrative and support operations. Other operating expenses increased by approximately $286,000 primarily due to an increase in general and administrative expense of approximately $260,000, which related to the Company's leasing operations, and an increase in occupancy expense of approximately $26,000 related to a retroactive rent increase which was contractually due but had not been previously billed, and the effect of a full years rent on the Company's Phoenix, Arizona office which opened mid-year 1998. Of the increase in other operating expenses the most significant was approximately $106,000 in collection and repossession charges followed by $32,000 in contract labor due to the use of temporary personnel throughout the year, a $29,000 increase in legal fees and a $26,000 increase in credit reports and filing fees. There were other increases and decreases in other expenses none of which are material when considered individually.

Net interest margin on earning assets increased from 8.5% in 1998 to 8.7% in 1999. This increase is primarily due to the more favorable "LIBOR" interest rate option used by the Company on the majority of its borrowings throughout most of the year. The Company's cost of funds decreased from 8.80% in 1998 to 8.40% in 1999. Additionally the yield on the Company's loan portfolio increased from 15.0% in 1998 to 15.13% in 1999.

The income tax provision increased from approximately $384,000 in 1998 to approximately $560,000 in 1999. Although the Company has significant net operating loss carryforwards available to reduce income taxes payable, the utilization of these net operating losses is limited each year due to the change in ownership of the Company which occurred in 1991. The amount of net operating losses that can be used in any given year to reduce taxable income is approximately $448,000. Although for financial statement purposes the Company reported approximately $560,000 in income tax expense for 1999 (in accordance with FASB Statement 109 "Accounting for Income Taxes"), for income tax purposes, the actual tax liability for 1999 is expected to be significantly lower due to the utilization of the net operating loss carryforwards and the differences between book and tax accounting for leases. As discussed in Note 6 of Notes to the Consolidated Financial Statements, the deferred tax asset results primarily from net operating loss carryforwards.

Financial Condition and Liquidity
---------------------------------

At December 31, 1999, the Company had approximately $591,000 of cash and cash equivalents and $196,000 of marketable securities. The Company's primary sources of cash during 1999 were approximately $42,517,000 from short-term borrowings, $28,867,000 of principal repayments on outstanding loans, $5,083,000 from the sale of leases, $4,998,000 from collections on direct financing leases, $1,911,000 from operations, and $583,000 from the sale of real estate and equipment. In 1999, the primary uses of cash were approximately $40,979,000 repayment of short term borrowings, $31,412,000 of loan originations, $11,345,000 additions to direct financing leases and $243,000 payment of dividends.

The Company has a $45,000,000 revolving line of credit, to fund its real estate lending operations, which expires on April 30, 2000. Additionally the Company has a separate $17,000,000 line of credit to fund its leasing operations. The commitments under this line also expire on April 30, 2000. The Company anticipates that the lines will be renewed for another year at that time. Management believes that the lines of credit, coupled with the cash and short-term investments held at December 31, 1999, normal loan and lease repayments and the sale of part or all of the real estate and equipment owned will provide sufficient cash to fund operating needs during 2000. However, the Company may seek additional funds dependent on the direct lending and leasing demand and other projects the Company may endeavor to undertake during the year.

Effects of Inflation and Changes in Interest Rates.
---------------------------------------------------

Interest rates earned on the Company's loan portfolio are subject to change as inflationary pressures and other factors, affect prime interest rates. At December 31, 1999, interest rates being charged on approximately 98% of the Company's loan portfolio were based upon the prime interest rate or other indexes. The remaining loans have fixed interest rates. The Company's line of credit agreement provides for variable interest based upon the prime rate or, at the Company's option, a "LIBOR" based rate.

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

Year 2000 Issues and Status.
----------------------------

In completing its assessment of Y2K compliance, the Company reviewed and identified all of the major system components believed to be susceptible to Y2K issues. These included all software components of its in-house network as well as its commercial lending service provider. The Company has obtained written confirmation from all software vendors and software service providers of Y2K compliance.

In addition to its review of its information technology ("IT") systems, the Company completed its assessment of non-IT related systems for Y2K compliance and has been assured by providers the systems are compliant. Major non-IT related systems utilized by the Company include the telephone systems and building security system.

Management does not expect the Company will incur any Y2K problems in the future, however, no assurances can be given. As of December 31, 1999 and the date of this report the Company has experienced no interruptions of service in any of its IT or non-IT systems as a result of any Y2K problems.

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on its current and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS No. 133 on January 1, 2001 will not have a significant effect on its financial statements.

Item 7.  Financial Statements.
------------------------------

Information required by this Item is included in the Consolidated Financial Statements filed as a part of this report.

Item 8. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of The Exchange Act.
---------------------------------------

To be included in the proxy statement to be filed by the registrant with the Securities and Exchange Commission prior to April 28, 2000 pursuant to Regulation 14A adopted under the Securities Exchange Act of 1934 and incorporated herein by reference.

Item 10.  Executive Compensation.
---------------------------------

To be included in the proxy statement to be filed by the registrant with the Securities and Exchange Commission prior to April 28, 2000 pursuant to Regulation 14A adopted under the Securities Exchange Act of 1934 and incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

To be included in the proxy statement to be filed by the registrant with the Securities and Exchange Commission prior to April 28, 2000 pursuant to Regulation 14A adopted under the Securities Exchange Act of 1934 and incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

To be included in the proxy statement to be filed by the registrant with the Securities and Exchange Commission prior to April 28, 2000 pursuant to Regulation 14A adopted under the Securities Exchange Act of 1934 and incorporated herein by reference.

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

                         Other Material Contracts:                                                             10.2

                         Registration Rights Agreement between the Registrant and Pacific Crest Securities, Inc., incorporated by reference to Exhibit 10.3 filed with the Registrant's
                         Current Report on Form 8-K dated February 11, 1998.

                         Subsidiaries of the Registrant                                                       10.3

                         Financial Data Schedule                                                              21

                                                                                                              27

                 Reports on Form 8-K

                         No Reports on Form 8-K were filed during the last quarter of 1999.

                                   SIGNATURES
                                   -----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      SOURCE CAPITAL CORPORATION
                                                      (Registrant)

Date:   February 25, 2000                             By:  /s/ D. Michael Jones
       --------------------------                          ---------------------
                                                               D. Michael Jones
                                                               President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     February 25, 2000                                  By:  /s/ D. Michael Jones
       ----------------------------                               -------------------------------------
                                                                    D. Michael Jones
                                                                    President (Principal Executive Officer)
                                                                    Director

Date:      February 25, 2000                                 By:  /s/ Lester L. Clark
       ----------------------------                               ----------------------------------------
                                                                   Lester L. Clark
                                                                   Vice President, Treasurer and Secretary
                                                                   (Principal Accounting and Financial Officer)

Date:      February 25, 2000                                 By:  /s/ Alvin J. Wolff, Jr.
       ----------------------------                               ----------------------------------------
                                                                   Alvin J. Wolff, Jr.
                                                                   Director, Chairman of the Board

Date:      February 25, 2000                                 By:  /s/ Clarence H. Barnes
       ----------------------------                               -------------------------------------
                                                                   Clarence H. Barnes
                                                                   Director

Date:      February 25, 2000                                 By:  /s/ Robert E. Lee
       ----------------------------                               -----------------------------------------
                                                                   Robert E. Lee
                                                                   Director

Date:      February 25, 2000                                 By:  /s/ Daniel R. Nelson
       ----------------------------                               ---------------------------------------
                                                                   Daniel R. Nelson
                                                                   Director

Date:      February 25, 2000                                 By:  /s/ Charles G. Stocker
       ----------------------------                               ---------------------------------------
                                                                   Charles G. Stocker
                                                                   Director

Date:      February 25, 2000                                 By:  /s/ John A. Frucci
       ----------------------------                               ------------------------------------------
                                                                    John A. Frucci
                                                                    Director

Date:      February 25, 2000                                 By:  /s/ Paul A. Redmond
       ----------------------------                               --------------------------------------
                                                                    Paul A. Redmond
                                                                    Director

Source Capital Corporation and Subsidiaries
Index to Consolidated Financial Statements

                                                                          Page
                                                                          ----

Report of Independent Certified Public Accountants                         F-1

Consolidated Balance Sheets                                                F-2

Consolidated Statements of Income and Comprehensive Income                 F-3

Consolidated Statements of Changes in Stockholders' Equity                 F-4

Consolidated Statements of Cash Flows                                      F-5

Notes to Consolidated Financial Statements                                 F-7

Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
Source Capital Corporation and Subsidiaries
Spokane, Washington


We have audited the accompanying consolidated balance sheets of Source Capital Corporation and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Source Capital Corporation and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                            /s/ BDO Seidman, LLP



Spokane, Washington
January 26, 2000

Source Capital Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 1999 and 1998

                                                                                                  1999                     1998
                                                                                                  ----                     ----
                     ASSETS
Loans receivable, net                                                                          $ 42,833,844            $ 40,411,783
Leases receivable, net                                                                           14,224,409              14,006,137
Accrued interest receivable                                                                         326,190                 463,986
Cash and cash equivalents                                                                           590,630                 750,218
Marketable securities                                                                               195,684                 219,502
Real estate and equipment owned                                                                     594,366                 393,013
Other assets                                                                                      1,141,887                 853,942
Deferred income taxes                                                                             1,206,560               1,467,660
                                                                                               ------------            ------------

         Total assets                                                                          $ 61,113,570            $ 58,566,241
                                                                                               ============            ============

                 LIABILITIES

Note payable to bank                                                                           $ 36,781,267            $ 35,243,164
Long-term debt                                                                                    3,103,269               3,147,579
Accounts payable and accrued expenses                                                               879,209                 651,904
Customer deposits                                                                                   723,005                 687,802
Convertible subordinated debentures                                                               5,950,000               6,000,000
                                                                                               ------------            ------------

         Total liabilities                                                                       47,436,750              45,730,449
                                                                                               ------------            ------------

Commitments (Notes 2, 8,9,10 and 12)

         STOCKHOLDERS' EQUITY

Preferred stock, no par value, 10,000,000 shares authorized,
   no shares outstanding                                                                               --                      --
Common stock, no par value, authorized 10,000,000 shares;
   issued and outstanding, 1,359,645 and 1,350,279 shares                                         7,052,881               7,006,849
Additional paid-in capital                                                                        2,049,047               2,049,047
Accumulated other comprehensive loss                                                                (33,568)                (15,869)
Retained earnings                                                                                 4,608,460               3,795,765
                                                                                               ------------            ------------
         Total stockholders' equity                                                              13,676,820              12,835,792
                                                                                               ------------            ------------

         Total liabilities and stockholders' equity                                            $ 61,113,570            $ 58,566,241
                                                                                               ============            ============

See accompanying notes to consolidated financial statements.

Source Capital Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 1999 and 1998

                                                                                                     1999                   1998
                                                                                                     ----                   ----
Financing income:
   Interest and fee income                                                                       $ 6,596,089            $ 5,516,650
   Lease financing income                                                                          2,675,086              1,482,206
   Interest expense                                                                               (4,091,394)            (3,162,855)
                                                                                                 -----------            -----------
      Net financing income                                                                         5,179,781              3,836,001

Other income and provision for loan losses:
   Gains on sale of investments, real estate and equipment (net)                                      47,564                 97,585
   Gains on sales of leases                                                                          356,287                   --
   Provision for loan and lease losses                                                              (578,353)              (287,486)
                                                                                                 -----------            -----------
Income before operating expense                                                                    5,005,279              3,646,100
                                                                                                 -----------            -----------

Non-interest expense:
   Employee compensation and benefits                                                              2,100,567              1,514,266
   Other operating expenses                                                                        1,289,069              1,003,085
                                                                                                 -----------            -----------
      Total non-interest expenses                                                                  3,389,636              2,517,351
                                                                                                 -----------            -----------

Income before income taxes                                                                         1,615,643              1,128,749
                                                                                                 -----------            -----------

Income tax provision:
   Current                                                                                          (299,100)              (395,521)
   Deferred                                                                                         (261,100)                11,421
                                                                                                 -----------            -----------
      Total income tax provision                                                                    (560,200)              (384,100)
                                                                                                 -----------            -----------

Net income                                                                                       $ 1,055,443            $   744,649
                                                                                                 ===========            ===========

Net income per common share - basic                                                              $       .78            $       .55
                                                                                                 ===========            ===========

Net income per common share - diluted                                                            $       .66            $       .50
                                                                                                 ===========            ===========

Weighted average number of basic common shares outstanding                                         1,359,221              1,354,397
                                                                                                 ===========            ===========

Weighted average number of diluted common shares outstanding                                       2,116,244              2,058,487
                                                                                                 ===========            ===========

Cash dividends per share                                                                         $       .18            $       .18
                                                                                                 ===========            ===========

Net income                                                                                       $ 1,055,443            $   744,649

Other comprehensive income:
  Unrealized gain (loss) on marketable,
     securities, net of tax                                                                          (17,699)                11,274
                                                                                                 -----------            -----------
   Comprehensive income                                                                          $ 1,037,744            $   755,923
                                                                                                 ===========            ===========

See accompanying notes to consolidated financial statements.

Source Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999 and 1998

                                                                                                         Accumulated
                                                                     Common Stock          Additional       Other
                                                                 --------------------        Paid-in     Comprehensive    Retained
                                                                 Shares        Amount        Capital        Loss          Earnings
                                                                 ------        ------        -------        ----          --------
Balance, December 31, 1997                                     1,355,818    $ 7,038,802    $ 2,049,047   $   (27,143)   $ 3,295,163
   Cash dividend ($.18 per share) paid February 27, 1998            --             --             --            --         (244,047)
   Redemption and cancellation of outstanding common stock        (5,539)       (31,953)          --            --             --
   Net income                                                       --             --             --            --          744,649
   Net change in unrealized losses on marketable securities         --             --             --          11,274           --
                                                             -----------    -----------    -----------   -----------    -----------

Balance, December 31, 1998                                     1,350,279      7,006,849      2,049,047       (15,869)     3,795,765
   Cash dividend ($.18 per share) paid February 25, 1999            --             --             --            --         (242,748)
   Redemption and cancellation of outstanding common stock          (634)        (3,968)          --            --             --
   Exercise of common stock options                               10,000         50,000           --            --             --
   Net income                                                       --             --             --            --        1,055,443
   Net change in unrealized losses on marketable securities         --             --             --         (17,699)          --
                                                             -----------    -----------    -----------   -----------    -----------

Balance, December 31, 1999                                     1,359,645    $ 7,052,881    $ 2,049,047   $   (33,568)   $ 4,608,460
                                                             ===========    ===========    ===========   ===========    ===========


See accompanying notes to consolidated financial statements.

Source Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 1999 and 1998

                                                                                                    1999                   1998
                                                                                                    ----                   ----
                            Increase (Decrease) in Cash
Cash flows from operating activities:
   Net income                                                                                   $  1,055,443           $    744,649
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                                                 66,917                 50,059
         Provision for loan and lease losses                                                         406,845                287,486
         Impairment loss on repossessed assets                                                       171,508                 14,500
         Deferred income tax (benefit) provision                                                     261,100                (11,421)
         Gain on sale of marketable securities                                                       (18,355)               (55,204)
         Gain on sale of equipment and real estate owned                                             (29,209)               (56,881)
         Gain on sale of leases                                                                     (356,287)                  --
         Change in:
           Accrued interest and other assets                                                         105,258               (547,636)
           Accounts payable and accrued expenses                                                     212,360                238,904
           Customer deposits                                                                          35,203                588,010
                                                                                                ------------           ------------
                 Net cash provided by operating activities                                         1,910,783              1,252,466
                                                                                                ------------           ------------

Cash flows from investing activities:
   Proceeds from sale of marketable securities                                                        24,474                 97,700
   Loan originations                                                                             (31,412,419)           (26,046,948)
   Loan repayments                                                                                28,866,597             22,075,724
   Additions to direct financing leases                                                          (11,344,789)           (15,225,491)
   Collections on direct financing leases                                                          4,998,408              3,798,862
   Recovery (capitalization) of costs related to repossessed assets                                    5,071                (70,566)
   Proceeds from sale of real estate and equipment owned                                             582,692                559,094
    Proceeds from sale of leases                                                                   5,083,490                   --
   Purchase of office furniture and equipment                                                       (124,380)              (101,282)
                                                                                                ------------           ------------
                 Net cash used in investing activities                                            (3,320,856)           (14,912,907)
                                                                                                ------------           ------------

Cash flows from financing activities:
   Proceeds from line of credit borrowings                                                        42,516,980             39,510,238
   Payments on line of credit borrowings                                                         (40,978,877)           (31,257,170)
   Proceeds from sale of subordinated convertible debentures                                            --                6,000,000
   Payments of long-term debt                                                                        (44,310)               (39,960)
   Proceeds from exercise of stock options                                                            50,000                   --
   Payments for redemption of common stock                                                            (3,968)               (31,953)
   Payments for redemption of debentures                                                             (46,592)                  --
   Cash dividends paid                                                                              (242,748)              (244,047)
                                                                                                ------------           ------------
                 Net cash provided by financing activities                                         1,250,485             13,937,108
                                                                                                ------------           ------------

Source Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows, Continued for the years ended December 31, 1999 and 1998

                                                                                        1999                      1998
                                                                                        ----                      ----
Net increase (decrease) in cash and cash equivalents                                  $  (159,588)             $   276,667
Cash and cash equivalents, beginning of year                                              750,218                  473,551
                                                                                      -----------              -----------

Cash and cash equivalents, end of year                                                $   590,630              $   750,218
                                                                                      ===========              ===========

Supplemental disclosure of cash flow information:
   Interest paid                                                                      $ 4,024,882              $ 3,024,127
   Income taxes paid                                                                      197,300                  241,088

   Non-cash financing and investing transactions:
      Financing of sales of real estate owned                                         $    66,000              $   292,993
      Deferred interest on financing of real estate sold                                   13,160                   56,442
      Loans and interest converted to real estate owned
         through repossession                                                             198,317                  458,218
      Leases converted to repossessed assets                                            1,046,435                   61,150


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

       Leases Receivable

       The Company accounts for its portfolio of leases receivable as direct financing leases. Accordingly, the minimum lease payments, including any residual values are included in the gross lease receivable. The difference between the gross lease receivable and the cost of the equipment is recorded as unearned income

       The Company reports its net investment in direct financing leases as an asset in its consolidated balance sheet. Unearned income and initial direct costs are amortized to income over the term of the lease so as to produce a constant periodic rate of return on the Company's net investment in the leases.

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

       Real Estate and Equipment Owned

       The Company records foreclosed assets as real estate and equipment owned which is stated at the lower of (a) the fair value of the asset minus the estimated selling costs, or (b) the cost of the asset. Costs for the development and improvement of the real estate are capitalized during the period in which the real estate property is being readied for its intended use. Pending the sale of certain repossessed properties and equipment, the Company incurs certain expenses associated with the assets, which are recognized in operations.

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

       The net income per share disclosures have been made in accordance with SFAS No. 128, "Earnings per Share," which was applied by the Company in 1997. During the years ended December 31, 1999 and 1998 stock options outstanding resulted in the addition of 14,201 and 17,448 weighted average shares to the diluted net income per share computation.

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

       Material estimates that are susceptible to significant change in the near-term relate to the determination of the allowance for loan and lease losses. Management evaluates the adequacy of these allowances on a monthly basis and believes the amounts reserved for future loan and lease losses to be adequate. While management uses current information to recognize losses on loans and leases, future additions to the allowances may be necessary based on changes in economic conditions.

       New Accounting Pronouncements

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (I) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on its current and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS No. 133 on January 1, 2001 will not have a significant effect on its financial statements.

       Reclassifications

       Certain 1998 balances have been reclassified to conform with the 1999 presentation with no effect on retained earnings or net income as previously reported.

  2.   Loans Receivable:

       Loans receivable consist of short-term and long-term loans made to individuals and corporations. Virtually all loans are collateralized by real property. At December 31, 1999, approximately 98% of the loans have interest rates that fluctuate based upon changes in the prime interest rate. Loans receivable, the weighted-average interest rate and effective yield (including amortized loan fees) by type of loan at December 31, 1999 and 1998 consist of the following:

                                                                             Weighted-
                                                                              Average           Effective Yield
                                                                            Contractual        on Average Loans
         1999                                              Amount          Interest Rate          Outstanding
         ----                                          --------------  --------------------  --------------------
         Commercial real estate loans                  $   43,729,290             12.36%                15.15%
         Unearned discounts and fees                         (675,446)
         Allowance for loan losses                           (220,000)

         Loans receivable, net                         $   42,833,844
                                                       ==============


         1998
         ----
         Commercial real estate loans                     $41,117,069             11.88%                15.08%
         Unearned discounts and  fees                        (497,294)
         Allowance for loan losses                           (207,992)

         Loans receivable, net                         $   40,411,783
                                                       ==============

       Included in the 1999 totals above is one commercial loan for $550,000 which is non-performing, however, the loan is still accruing interest as the loan is well secured and the Company expects to recover all accrued interest and principal in 2000. Included in the 1998 totals above were four commercial loans totaling approximately $493,000 which were identified as non-performing and are not accruing interest. Interest income of $25,997 was recognized on these loans during the year ended December 31, 1998. Had these loans performed in accordance with their original terms, interest income of $63,204 would have been recognized. The average recorded investment in impaired loans during the year ended December 31, 1999 and 1998 was $632,120 and $1,053,746 respectively.

       The following table sets forth the final scheduled maturity dates of the principal balances of loans in the portfolio at December 31, 1999:

                         Loans Maturing in
                            Year Ending
                           December 31,                        Commercial

                               2000                          $   32,860,337
                               2001                               4,694,292
                               2002                                 456,688
                               2003                               1,953,899
                               2004                                -
                            Thereafter                            3,764,074
                                                             --------------

                                                             $   43,729,290
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

       The Company has outstanding loans to thirteen borrowers exceeding $1,000,000 individually, which aggregate approximately $20,085,000 at December 31, 1999. Included in the aforementioned total is a loan of approximately $3,696,000 which the Company originated on the sale of a shopping center (see note 8) and a loan of approximately $4,926,000 of which approximately $3,031,000 is participated out to another lender. The Company believes that the value of the real estate that collateralizes these loans is sufficient to reduce the Company's credit risk on these loans to a reasonable level. Actual results could vary from estimates in the near term.

       At December 31, 1999, the Company has outstanding loan commitments aggregating approximately $7,210,000 net of approximately $969,000 committed by a participating lender.

       The following is a summary of the changes in the allowance for loan losses for the years ended December 31, 1999 and 1998:

                                                  1999                  1998
                                                  ----                  ----
                  Beginning balance              $207,992              $204,966
                  Recoveries                       12,008                 7,026
                  Provision                           -                  11,000
                  Write offs                          -                 (15,000)
                                                ---------              --------
                  Ending balance                 $220,000              $207,992
                                                 ========              ========

3.     Leases Receivable:

       Leases receivable consist of small ticket lease contracts with an average contract size of approximately $41,000. All leases are collateralized by the underlying equipment, additional collateral or personal guarantee by the lessee or surety. Leases are originated with varying terms from 12 to 60 months and are priced at the market rate for similar contracts. All leases are accounted for as direct financing capital leases and are reported net of unearned income.

       Following are the components of the Company's investment in leases receivable at December 31,

                                                                           1999                        1998
                                                                           ----                        ----
          Minimum lease payments receivable                            $ 17,751,017                $ 17,408,810
          Contingent rentals for interim rent receivable                       --                       203,796
          Initial direct costs                                               76,899                      45,604
          Residual value, estimated                                         842,001                     866,017
                                                                       ------------                ------------
          Gross leases receivable                                        18,669,917                  18,524,227
          Less unearned finance income                                   (4,125,932)                 (4,304,790)
          Less allowance for uncollectable leases                          (319,576)                   (213,300)
                                                                       ------------                ------------
          Net investment in leases receivable                          $ 14,224,409                $ 14,006,137
                                                                       ============                ============

       The following table sets forth the expected future minimum lease payments to be received as of December 31, 1999.

                           Year Ending
                           December 31,
                          --------------
                               2000                           $    5,685,230
                               2001                                4,963,925
                               2002                                3,954,521
                               2003                                2,463,311
                               2004                                  684,030
                                                              --------------

                                                              $   17,751,017
                                                              ==============

         The following is a summary of the changes in the allowance for lease losses for the years ended December 31, 1999 and 1998:

                                                    1999               1998
                                                    ----               ----
                  Beginning balance               $ 213,300         $   18,000
                  Recoveries                         53,902              8,814
                  Provision                         578,353            276,486
                  Write offs                       (525,979)           (90,000)
                                                  ---------         ----------

                  Ending balance                  $ 319,576         $  213,300
                                                  =========         ==========

  4.   Marketable  Securities:

       The amortized cost and estimated market values of available-for-sale equity securities at December 31, 1999 and 1998 are as follows:

                                                                                      Carrying/
                                                           Gross         Gross        Estimated
                                        Amortized       Unrealized     Unrealized       Market
                                           Cost            Gains         Losses         Value
                                           ----            -----         ------         -----
         1999:
            Equity securities           $  229,252       $ 22,557       $ 56,125       $195,684
                                        ==========       ========       ========       ========

         1998:
            Equity securities           $  235,371       $ 20,299       $ 36,168       $219,502
                                        ==========       ========       ========       ========

  5.   Real Estate and Equipment Owned:

       Real estate and equipment owned consists primarily of real estate and equipment obtained upon loan and lease foreclosures and is adjusted to net realizable value. The amounts held for resale as of December 31, 1999 and 1998 are as follows:
                                                        1999          1998
                                                        ----          ----

         Foreclosed real estate                     $    362,542  $    374,492
         Equipment held for resale                       231,824        18,521
                                                    ------------  -------------
                                                    $    594,366  $    393,013
                                                    ============  ============

  6.   Income Taxes:

       The tax effect of the temporary differences and carryforwards giving rise to the Company's deferred tax assets at December 31, 1999 and 1998 is as follows:
                                                        1999          1998
                                                        ----          ----

         Net operating loss carryforwards           $    828,776  $    935,106
         Deferred compensation                           319,215       319,215
         Allowances for loan and lease losses            194,247       142,900
         Other                                          (135,678)       70,439
                                                    ------------- ------------
                                                    $  1,206,560  $  1,467,660
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

       At December 31, 1999, the Company has regular and alternative minimum tax net operating loss carryforwards available to offset future taxable income. These carryforwards expire as follows:

         Year Ending                                        Alternative
         December 31,                          Regular        Minimum
         ------------                          -------        -------
            2003                            $  1,792,000   $         --
            2004                                 612,000        610,000
            2006                                  26,000         26,000
                                            ------------   ------------
                                            $  2,430,000   $    636,000
                                            ============   ============

       Due to the Company's change in ownership and its election to limit the annual utilization of net operating losses rather than reduce available net operating losses, the amount of net operating losses that can be utilized in any given year to reduce future taxable income are limited to approximately $448,000.

       The effective tax rates on earnings before taxes differ from the federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates, for the years ended December 31, 1999 and 1998:

                                                            1999         1998
                                                            ----         ----
            Federal statutory tax rate                      34.0%        34.0%
            State rates, adjusted for federal benefit        2.0%         1.8%
            Permanent differences                           (0.9)%       (0.9)%
            Other                                           (0.4)%       (0.9)%
                                                            -----        -----
            Effective Tax Rate                              34.7%        34.0%
                                                            =====        =====

  7.   Line-of-Credit Agreement:

       The Company has a $45,000,000 revolving line-of-credit agreement with a commercial bank which expires on April 30, 2000. Borrowings under the line-of-credit agreement bear interest at .25% over the bank's prime rate, (8.75% at December 31, 1999). The Company at its option may purchase "LIBOR" (London Interbank Offered Rate) contracts as a part of its line of credit. The Company's outstanding debt at December 31, 1999 included no "LIBOR" contracts in the total $26,105,000 outstanding under the line of credit agreement. The "LIBOR" contracts purchased by the Company bear interest at 2.625% over the "LIBOR" rate on the date of purchase. All borrowings under the line-of-credit agreement are collateralized by loans receivable. The credit agreement contains restrictive covenants including maximum percentages of loan categories allocated to land loans, second mortgages and loan term exceeding 24 months. The agreement also requires the Company to maintain minimum levels of cash or marketable securities of $400,000 and a tangible net worth plus subordinated debt (see note 9) of at least $17,000,000. The Company was in compliance with all terms and covenants of the line of credit agreement at December 31, 1999. The line is annually renewable and the Company expects the line will be renewed on its expiration date.

       Additionally, the Company's wholly owned subsidiary, Source Capital Leasing Co. has a separate $17,000,000 line of credit. Each advance under this line is evidenced by a separate note, and shall be no greater than 100% of equipment cost less security deposits and advance payments. Advances under the line of credit bear interest at the Bank's composite cost of funds, and vary by maturity. Rates at December 31, 1999 ranged from 6.98% to 8.60%. Maturities shall not exceed 60 months and are matched to the specific lease to which it applies. At December 31, 1999, $10,676,267 was outstanding under the line-of-credit agreement. The commitment under this line expires April 30, 2000 and is renewable annually. The Company expects the line will be renewed at that time.

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

       Aggregate amounts of principal due on this long-term debt are as follows:

            Year Ending
            December 31,
            ------------
              2000                                      $     42,205
              2001                                            45,733
              2002                                            50,530
              2003                                            55,831
              2004                                            61,687
            Thereafter                                     2,847,283
                                                        ------------
                                                        $  3,103,269
                                                        ============

9.     Convertible Subordinated Debentures:

       On February 11, 1998, the Company sold $6,000,000 of Convertible Subordinated Debentures. The debentures carry an interest rate of 7.50%, mature on March 1, 2008 and are convertible into common stock at the rate of $8.01 per share. These debentures were sold through a private placement to institutional investors. The Company filed a registration statement in July 1998 to register the shares of common stock into which the debentures may be converted. The registration statement became effective on September 22, 1998. The debentures are convertible at any time until maturity at the option of the debenture holder. Interest on the debentures is payable semiannually in arrears each March 1 and September 1. The debentures are redeemable, in whole or in part, at any time on or after March 1, 2001, at the option of the Company. On May 18, 1999 the Company redeemed $50,000 of the debentures through an open market transaction. The debentures are unsecured general obligations of the Company subordinate in right of payment to all existing and future Senior indebtedness of the Company. Senior indebtedness includes but is not limited to, all current bank lines-of-credit and any future increases to these lines as well as any new borrowings from financial institutions.

10.    Capital Stock:

       The Company is authorized to issue 10,000,000 shares of Preferred Stock having no par value, and 10,000,000 shares of Common Stock having no par value.

       Preferred Stock

       The Preferred Stock may be issued upon resolution adopted by the board of directors providing for the issuance and establishing the terms of each preferred stock share. Terms established by the board are to include voting rights, dividend rates, conversion rights and any other rights granted to Preferred stockholders. At December 31, 1999 and 1998, no Preferred Stock is outstanding.

       Common Stock Options

        The Company has three stock option plans (the Plans) for non-employee directors, key employees and non-director, non-officer employees. The Plans allow for the granting of options to purchase up to 264,000 shares of Common Stock for terms up to ten years. Non-employee directors receive an annual grant of options to purchase 1,000 shares of the Company's Common Stock (as adjusted) at fair market value not to exceed $10.00 per share. Non-employee directors will be granted an additional 1,000 options if the Company's pre-tax income for the fiscal year exceeds 110% of the immediate prior fiscal year's pre-tax income, and an additional 1,000 options if the pre-tax income for the fiscal year exceeds 115% of the immediate prior fiscal year's pre-tax income. The exercise price for the additional incentive stock options shall be 85% of fair market value of the Common Stock as defined in the Plan. The maximum annual grant to an eligible participant in any one fiscal year of the Company shall not exceed 3,000 shares. Key employee and non-director, non-officer employee options are administered by the compensation committee of the Board of Directors and options are granted at their sole discretion. In 1996 the Company adopted

10.    Capital Stock, continue:

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

                                                                   1999                     1998
                                                         ------------------------  -------------------------
                                                             As            Pro          As           Pro
                                                          Reported        Forma      Reported       Forma
                                                          --------        -----      --------       -----
           Net income                                   $  1,055,443    $ 885,082   $ 744,649     $   577,449
                                                        ============    =========   =========     ===========

           Net income per share - basic                 $       0.78    $    0.65   $    0.55     $      0.43
                                                        ============    =========   =========     ===========

           Net income per share - diluted               $       0.66    $    0.42   $    0.50     $      0.42
                                                        ============    =========   =========     ===========

       The fair value of each option grant is estimated on the date of grant using an option-pricing model such as (Black-Scholes), with the following weighted-average assumptions used for grants in 1999 and 1998, respectively: dividend yield of 3% in 1999 and 0% 1998, as there has been no regular dividend payment history prior to 1998, expected volatility of 28% and 30%; risk-free interest rates of 6.15% to 6.25%, and 5.50% respectively and expected lives of 6.67 and 7.07 years.

       A summary of the status of the Company's Plans as of December 31, 1999 and 1998 and changes during the years ended on those dates is presented below:

                                                                            1999                     1998
                                                                   ----------------------  ----------------------
                                                                               Weighted                  Weighted
                                                                                Average                   Average
                                                                               Exercise                  Exercise
                                                                  Shares         Price       Shares        Price
                                                                  ------         -----       ------        -----
          Outstanding at beginning of year                       203,400        $   6.58     138,900      $   6.59
          Granted                                                 50,500            5.13
          Granted                                                  3,000            6.00      72,000          6.54
          Returned                                               (10,000)           8.35        --             --
          Canceled                                                (3,000)           5.60      (7,500)         6.54
          Exercised                                              (10,000)           5.00        --             --
                                                                 -------                    --------
          Outstanding at end of year                             233,900            6.31     203,400          6.58
                                                                 =======                    ========

          Options exercisable at end of year                     196,850        $   6.31     163,350      $   6.63
                                                                ========        ========    ========      ========

          Weighted-average fair value of options granted
            during the year                                                     $   5.18                  $   6.54

       The following table summarizes information about the Plan's stock options at December 31, 1999:

                                              Options Outstanding                             Options Exercisable
                             --------------------------------------------------------  ------------------------------------
                                  Number        Weighted-Average                             Number
               Range of        Outstanding at      Remaining         Weighted-Average    Exercisable at    Weighted-Average
            Exercise Prices  December 31, 1999  Contractual Life     Exercise Price    December 31, 1999   Exercise Price
            ---------------  -----------------  -----------------   -----------------  -----------------   ----------------
              $4.00-$4.99          24,400          5.0 years             $4.60               24,400              $4.60
              $5.00-$5.99          63,500          8.7                    5.17               36,350               5.18
              $6.00-$6.99          86,500          7.2                    6.51               76,600               6.51
              $7.00-$7.99          29,500          7.0                    7.25               29,500               7.25
              $8.00-$8.99          28,000          4.5                    8.13               28,000               8.13
              $9.00-$9.99           2,000          4.4                    9.40                2,000               9.40
                                 --------                                                   -------
                                  233,900                                                   196,850
                                 ========                                                   =======

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

       The Company provides a 401(k) defined contribution plan for its employees. All employees are eligible to participate in the Plan. Employees may contribute from 1% to 15% of their compensation to the Plan. The Company may at its discretion, make contributions to the Plan in accordance with applicable rules. The Company's contribution in 1999 and 1998 was $62,131 and $50,019, respectively.

 12.   Operating Lease:

       The Company leases office space in a building owned by a partnership in which the partners are adult children of the Chairman of the Board of the Company. The lease requires minimum monthly payments through May 6, 2001 of $8,213 which is subject to adjustment on March 1, each year based on the increase in the consumer price index over the prior year. The Company leases the entire first floor of the building. The Company may, at its option, sublease any unoccupied portion of its space. The Company additionally assumed an existing lease on its Seattle office which calls for monthly rent of $2652, through October 31, 2000 and $2730, from November 1, 2000 through October 31, 2001.

       Future minimum lease payments under these non-cancelable lease agreements are as follows:

            Year Ending
            December 31,
            ------------
              2000                                       $    170,808
              2001                                             59,865
                                                         ------------
                                                         $    230,673

       Total rent expense for the years ended December 31, 1999 and 1998 was approximately $171,000 and $153,000, respectively.

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

         Note Payable to Bank and Long-Term Debt - Fair value approximates the carrying value because the notes bear current interest rates.

       The estimated fair values of the following financial instruments as of December 31, 1999 and 1998 are as follows:

                                                                 1999                            1998
                                                    -----------------------------   -----------------------------
                                                        Carrying        Fair         Carrying           Fair
                                                         Value          Value          Value            Value
         Financial assets:
            Cash and cash equivalents               $     590,630   $     590,630   $     750,218   $     750,218
            Marketable securities                         195,684         195,684         219,502         219,502

            Loans receivable (face):
              Commercial real estate                   42,833,844      45,211,026      40,411,783      43,044,562

         Financial liabilities:
            Note payable to bank                       36,781,267      36,781,267      35,243,164      35,243,164
            Long-term debt                              3,103,269       3,103,269       3,147,579       3,147,579

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


14.    Earnings Per Share Computation:

                                       For the Year ended December 31, 1999
                                                                                  Weighted-               Per-share
                                                     Net Income                 Average shares             Amount
                                                     ----------                 --------------             ------
       Basic Earnings Per Share:
           Income available to
             Stockholders                            $1,055,443                   1,359,221               $   .78
                                                                                                          =======

       Effect of Dilutive Securities
         Interest on convertible subordinated
           debentures (net of tax)                      332,430                     742,822
         Common stock options                                --                      14,201
                                                     ----------                  ----------

       Diluted Earnings Per Share
         Income available to common
           stockholders + assumed conversions        $1,387,873                   2,116,244               $   .66
                                                     ==========                  ==========               =======


                                       For the Year ended December 31, 1998

                                                                                 Weighted-                Per-share
                                                     Net Income                 Average shares             Amount
                                                     ----------                 --------------             ------
       Basic Earnings Per Share:
           Income available to
             Stockholders                             $ 744,649                  1,354,397                 $   .55
                                                                                                           =======

       Effect of Dilutive Securities
         Interest on convertible subordinated
           debentures (net of tax)                      294,433                    686,642
         Common stock options                                --                     17,448
                                                      ----------                ----------

       Diluted Earnings Per Share
         Income available to common
           stockholders + assumed conversions         $1,039,082                 2,058,487                 $   .50
                                                      ==========                ==========                 =======

15.      Reportable Segments-Source Capital Leasing Co:

         The Company's consolidated financial statements include certain reportable segment information. The Company's two reportable segments consist of lending and leasing activities. All accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of the segments based upon multiple variables including lease income, interest income interest expense and profit or loss after tax. The Company does not allocate any unusual items to the segment.

         The segment's profit and loss components and schedule of assets as of December 31, 1999 an 1998 is as follows:

                                                                       1999                                      1998
                                                          Leasing               Lending             Leasing              Lending
                                                          -------               -------             -------              -------
         Income commercial real estate                  $      --            $ 6,643,653          $      --            $ 5,516,650
         Income lease financing                           3,031,373                 --              1,482,206                 --
         Interest expense                                   919,669            3,171,725              465,719            2,697,136
         Depreciation                                        18,443               48,474                9,695               40,365
         Income tax expense                                  80,300              479,900               45,000              339,100
         Net income                                         139,695              915,748               87,062              657,587
         Significant non-cash items
           other than depreciation                          406,845                 --                276,496               25,500
         Real estate lending assets                            --             50,564,603                 --             48,150,421
         Leasing assets                                  15,697,149                 --             14,405,417                 --
         Real estate and equipment owned                    231,824              362,542               18,521              374,492

         Reconciliation of segment net income, total assets, notes payable and other significant items for the year ended December 31, 1999 and 1998 follows:

         Profit or loss                                    1999                          1998
         --------------                                    ----                          ----
         Leasing net income (loss)                        $   139,695                $    87,062
         Adjustment for income taxes                         (479,900)                  (339,100)
         Unallocated amounts:
           Revenue of real estate lending                   6,667,222                  5,606,840
           Expenses of real estate lending                 (5,271,574)                (4,610,153)
           Consolidated net income after tax              $ 1,055,443                $   744,649
                                                          ===========                ===========

                                                                                    1999            1998
                                                                                    ----            ----
         Total Assets
         Net lease investment                                                   $ 14,224,409    $ 14,006,137
         Unallocated assets of leasing                                             1,472,740         399,280
         Elimination of intercompany                                              (4,186,899)     (3,489,562)
         Commercial loans receivable, net                                         42,833,844      40,411,783
         Unallocated assets of real estate lending                                 6,769,476       7,238,603
                                                                                ------------    ------------
         Consolidated assets                                                    $ 61,113,570    $ 58,566,241

         Debt
         Leasing note payable                                                   $ 10,676,267    $ 10,608,164
         Real estate lending note payable                                         26,105,000      24,635,000
         Real estate lending long-term debt                                        3,103,269       3,147,579
         Real estate lending convertible subordinated debentures                   5,950,000       6,000,000
                                                                                ------------    ------------
         Consolidated notes payable and long-term debt                          $ 45,834,536    $ 44,390,743
                                                                                ============    ============

                                                                           Real Estate
         Other Significant Items                               Leasing       Lending
         1999                                                   Total         Total           Consolidated
                                                                -----         -----           ------------
         Interest expense                                    $  919,669     $3,171,725         $4,091,394
         Provision for loan and lease losses                 $  578,353     $     --           $  578,353

         1998
         Interest expense                                    $  465,719     $2,697,136         $3,162,855
         Provision for loan and lease losses                 $  276,486     $   11,000         $  287,486
