Form 10QSB
period 2000-03-31
SOURCE CAPITAL CORP
filed 2000-05-15
CIK 746776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

         For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

          For the transition period _______________ to _______________

                         Commission file number 0-12199
                                                -------

                           SOURCE CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Washington                                       91-0853890
-------------------------------                       ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


               1825 N. Hutchinson Road, Spokane, Washington 99212
               ---------------------------------------------------
                     (Address of principal executive office)


                                 (509) 928-0908
                          ( Issuer's telephone number)


As of May 5, 2000, there were 1,312,715 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check One)  Yes  [ ] No  [X]

                           SOURCE CAPITAL CORPORATION

                                   Form 10-QSB
                      For the Quarter Ended March 31, 2000
                                  ------------

                                      Index
                                      -----
                                                                                                          Page
                                                                                                          ----
Part I - Financial Information

         Item 1 - Financial Statements:

                      -  Consolidated Balance Sheets - March 31, 2000 and December 31, 1999                  1

                      -  Consolidated Statements of Income, Comprehensive Income and
                      -  Retained Earnings - Three Months Ended March 31, 2000 and 1999                      2

                      -  Consolidated Statements of Cash Flows - Three months
                         Ended March 31, 2000 and 1999                                                       3

                      -  Notes to Consolidated Financial Statements                                          4

         Item 2 - Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                                               7

PART II - Other Information                                                                                  10

                         Part I - Financial Information

Item 1.  Financial Statements

                           SOURCE CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  ------------

                                                                       March 31,              December 31,
                                                                         2000                      1999
                                                                        -----                     ----
            ASSETS                                                   (Unaudited)
Loans receivable, net                                                $45,527,815               $42,833,844
Leases receivable, net                                                15,398,002                14,224,409
Accrued interest receivable                                              436,464                   326,190
Cash and cash equivalents                                                701,365                   590,630
Marketable securities                                                    147,519                   195,684
Real estate and equipment owned                                          690,329                   594,366
Other assets                                                           1,261,426                 1,141,887
Deferred income tax                                                    1,093,560                 1,206,560
                                                                    ------------             -------------

Total assets                                                         $65,256,480               $61,113,570
                                                                    ============             =============

       LIABILITIES
Notes payable to bank                                                $41,242,642               $36,781,267
Mortgage contracts payable                                             3,093,124                 3,103,269
Accounts payable and accrued expenses                                    591,595                   879,209
Customer deposits                                                        710,166                   723,005
Convertible subordinated debentures                                    5,950,000                 5,950,000
                                                                    ------------             -------------

Total liabilities                                                     51,587,527                47,436,750
                                                                    ------------             -------------


       STOCKHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000
  shares authorized, none outstanding                                          -                         -
Common stock, no par value, authorized 10,000,000 shares;
  issued and outstanding, 1,358,715 and 1,359,645 shares               7,047,943                 7,052,881
  Additional paid in capital                                           2,049,047                 2,049,047
  Accumulated other comprehensive loss                                   (28,064)                  (33,568)
  Retained earnings                                                    4,600,027                 4,608,460
                                                                    ------------             -------------

Total stockholders' equity                                            13,668,953                13,676,820
                                                                    ------------             -------------

Total liabilities and stockholders' equity                           $65,256,480               $61,113,570
                                                                    ============             =============

See accompanying notes to consolidated financial statements.

                           SOURCE CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
                                RETAINED EARNINGS
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)
                                  ------------

                                                                      Three Months ended March 31,
                                                                      ----------------------------
                                                                         2000             1999
                                                                         ----             ----
Financing income:
  Interest and fee income                                              $ 1,809,782    $ 1,482,629
  Lease financing income                                                   573,360        667,863
  Interest expense                                                      (1,046,593)      (942,222)
                                                                       -----------    -----------
     Net financing income                                                1,336,549      1,208,270

  Gain on sale of marketable securities and equipment                       93,818
                                                                                           11,773
  Provision for loan and lease losses                                     (123,045)       (89,393)
                                                                       -----------    -----------
    Income before non-interest expenses                                  1,307,322      1,130,650

Non-interest expenses:
   Employee compensation and benefits                                      583,296        486,761
   Other operating expenses                                                346,837        288,830
                                                                       -----------    -----------
Total non interest expenses                                                930,133        775,591
                                                                       -----------    -----------

Income before income taxes                                                 377,189        355,059
Income tax provision                                                        86,500        120,500
                                                                       -----------    -----------
         Net income                                                        290,689        234,559

Retained earnings, beginning of period                                   4,608,460      3,795,765
Dividends paid                                                            (299,122)      (242,748)
                                                                       -----------    -----------
Retained earnings, end of period                                       $ 4,600,027    $ 3,787,576
                                                                       ===========    ===========

Net income per common share - basic                                    $       .21    $       .17
                                                                       ===========    ===========
Net income per common share - diluted                                  $       .18    $       .15
                                                                       ===========    ===========

Weighted average number of common shares outstanding:
    Basic                                                                1,359,111      1,356,946
                                                                       ===========    ===========
    Diluted                                                              2,108,765      2,106,010
                                                                       ===========    ===========

Cash dividends per share                                               $       .22    $       .18
                                                                       ===========    ===========

Net income                                                             $   290,689    $   234,559
Other comprehensive income, net of tax:
   Unrealized gain (loss) on marketable securities                           8,340           (498)
      net of tax (expense) benefit                                          (2,836)           169
                                                                       -----------    -----------
Comprehensive income                                                   $   296,193    $   234,230
                                                                       ===========    ===========

See accompanying notes to consolidated financial statements.

                           SOURCE CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Three Months Ended March 31, 2000 and 1999 (Unaudited)
                                  ------------

                                                                                  March 31,       March 31,
                                                                                    2000             1999
                                                                                    ----             ----
Cash flows from operating activities:
   Net income                                                                   $    290,689    $    234,559
    Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Depreciation                                                                     22,029          15,105
     Provision for loan and lease losses                                             123,045          89,393
     Deferred income taxes                                                           113,000          23,700
     Gain on sale of equipment                                                        (3,600)             --
     Gain on sale of marketable securities                                           (90,218)        (11,773)
     Change in:
       Accrued interest receivable                                                  (110,274)       (115,779)
       Other assets                                                                 (154,903)         15,300
       Accounts payable and accrued expenses                                        (303,653)       (123,394)
       Customer deposits                                                             (12,839)         92,395
                                                                                ------------    ------------
          Net cash provided by (used in) operating activities                       (126,724)        219,506
                                                                                ------------    ------------

Cash flows from investing activities:
     Proceeds from sale of marketable securities                                     143,887              --
     Loan originations                                                            (7,301,763)     (6,098,266)
     Loan repayments                                                               4,607,792       3,864,572
     Lease originations                                                           (2,497,819)     (3,502,701)
     Collections on direct financing leases                                        1,101,028       1,114,440
     Capitalization of costs related to
      other real estate owned                                                             --          (3,959)
     Proceeds from sale of other real estate and equipment                            41,593         169,704
     Purchase of office equipment                                                     (4,429)        (50,994)
                                                                                ------------    ------------
        Net cash used in investing activities                                     (3,909,711)     (4,507,204)
                                                                                ------------    ------------

Cash flows from financing activities:
     Proceeds from notes payable to bank                                          10,272,484      11,896,079
     Payments on notes payable to bank                                            (5,811,109)     (6,994,560)
     Payments on mortgage contracts                                                  (10,145)        (11,965)
     Proceeds from exercise of stock options                                              --          50,000
     Payments for repurchase of common stock                                          (4,938)             --
     Cash dividends paid                                                            (299,122)       (242,748)
                                                                                ------------    ------------
       Net cash provided by financing activities                                   4,147,170       4,696,806
                                                                                ------------    ------------

Net increase in cash and cash equivalents                                            110,735         409,108
Cash and cash equivalents, beginning of period                                       590,630         750,218
                                                                                ------------    ------------
Cash and cash equivalents, end of period                                        $    701,365    $  1,159,326
                                                                                ============    ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $  1,095,700    $    924,093
   Cash paid during the period for income taxes                                           --          15,000
   Non-cash financing and investing transactions:
    Loan converted to repossessed assets                                                  --         198,317
    Leases converted to repossessed and other assets                                 208,121         203,812
    Leases charged off                                                                74,368          47,342


See accompanying notes to consolidated financial statements.

                           SOURCE CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.
-------

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Source Capital Leasing Co. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring items), which in the opinion of management, are necessary to fairly state the periods reported. Certain 1999 amounts have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on the net income or retained earnings as previously reported. The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements for the year ended December 31, 1999.


NOTE 2.
-------

Net income per share - basic is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Net income per share - diluted (after adjustment for the after-tax effect of interest on convertible subordinated debentures) is computed by dividing net income by the weighted-average number of common shares outstanding, increased by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued.


Earnings Per Share Computation:

                                                     For the Quarter Ended March 31, 2000
                                                     ------------------------------------
                                                                        Weighted-       Per-Share
                                                Net Income           Average shares      Amount
                                                ----------           --------------      ------
Basic EPS
Income available to common
  Stockholders                                   $  290,689            1,359,111        $     .21
                                                                                        =========

Effect of Dilutive Securities
   Interest on 7.5% convertible subordinated
     debentures (net of 34% tax)                     82,816              742,821
   Common stock options                                 --                 6,833
                                                 ----------            ---------


Diluted EPS
Income available to common
  stockholders + assumed conversions             $ 373,505             2,108,765        $      .18
                                                 =========             =========        ==========


                           SOURCE CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 Continued:
-----------------

Earnings Per Share Computation, Continued:

                                                     For the Quarter Ended March 31, 1999
                                                     ------------------------------------
                                                                        Weighted-       Per-Share
                                             Net Income               Average shares     Amount
                                             ----------               --------------     ------
Basic EPS
Income available to common
  Stockholders                              $  234,559                 1,356,946        $     .17
                                                                                        =========

Effect of Dilutive Securities
Interest on convertible subordinated
     debentures (net of 34% tax)                74,250                   749,064
                                            ----------                 ---------

Diluted EPS
Income available to common
  stockholders + assumed conversions        $  308,809                 2,106,010        $     .15
                                            ==========                 =========        =========

NOTE 3.
-------

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

Company segment profit and loss components and schedule of assets as of March 31, 2000 and 1999 is as follows:

                                                           2000                                      1999
                                                           ----                                      ----

                                              Leasing               Lending              Leasing               Lending
                                              -------               -------              -------               -------
Income commercial real estate              $       --             $ 1,809,782          $      --            $ 1,482,629
Income lease financing                          573,360                  --                667,863                 --
Interest expense                                217,995               828,598              221,802              720,420
Depreciation                                      7,683                14,346                3,818               11,287
Income tax expense (benefit)                    (15,000)              101,500               23,500               97,000
Net income (loss)                               (29,029)              319,718               45,905              188,654
Significant non-cash items
  other than depreciation                        33,743                  --                 74,393               15,000
Real estate lending assets                         --              53,152,283                 --             50,037,822
Leasing assets                               16,265,471                  --             17,025,930                 --


                           SOURCE CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3. Continued:

Reconciliation of segment net income (loss), total assets, notes payable and other significant items for the quarter ended March 31, 2000 and 1999 follows:

                                                                                                 2000                      1999
                                                                                                 ----                      ----
Profit or loss

Leasing net (loss) income                                                                    $    (29,029)             $     45,905
Adjustment for income taxes                                                                      (101,500)                  (97,000)
Unallocated amounts:
  Revenue of real estate lending                                                                1,849,063                 1,482,629
  Expense of real estate lending                                                               (1,427,845)               (1,196,975)
                                                                                             ------------              ------------
Consolidated net income after tax                                                            $    290,689              $    234,559
                                                                                             ============              ============

Total assets

Net lease investment                                                                         $ 15,398,002              $ 16,117,679
Unallocated assets of leasing                                                                     867,469                   908,251
Elimination of intercompany                                                                    (4,158,438)               (3,596,156)
Commercial loans receivable, net                                                               45,527,815                42,440,716
Unallocated assets of real estate lending                                                       7,624,468                 7,597,106
                                                                                             ------------              ------------
Consolidated assets                                                                          $ 65,259,316              $ 63,467,596
                                                                                             ============              ============

Debt

Leasing note payable                                                                         $ 11,337,642              $ 12,609,683
Real estate lending note payable                                                               29,905,000                27,535,000
Real estate lending mortgage contract payable                                                   3,093,124                 3,135,614
Real estate lending convertible subordinated debentures                                         5,950,000                 6,000,000
                                                                                             ------------              ------------
Consolidated notes and mortgage payable                                                      $ 50,285,766              $ 49,280,297
                                                                                             ============              ============

                                                       Real Estate
                                         Leasing        Lending
Other significant items                   Total          Total      Consolidated
                                          -----          -----      ------------

2000
Interest expense                        $217,995       $828,598       $1,046,593
Provision for losses                     123,045           --            123,045

1999
Interest expense                        $221,802       $720,420       $  942,222
Provision for losses                      74,393         15,000           89,393

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

Three Months Ended March 31, 2000 Compared to Three Months ended March 31, 1999
-------------------------------------------------------------------------------

For the three months ended March 31, 2000, the Company reported a net income of $290,689 or $.18 per diluted common share. These results compare to a net income of $234,559 or $.15 per diluted share, for the comparable period in 1999. Net financing income (interest and lease income less interest expense) increased from approximately $1,208,000 during the three months ended March 31, 1999 to approximately $1,337,000 in the comparable period of 2000 (an 10.6% increase). Finance income of approximately $2,383,000 and $2,150,000 for the three months ended March 31, 2000 and 1999 respectively, represents an approximate average interest yield of 16.3% and 15.3%, respectively, on the Company's average earning assets. The Company experienced a slight decline in interest yield on its average leasing portfolio (approximately .6%). However this decline was offset by an increase of approximately 1.8% in yield on its loan portfolio, as compared to first quarter 1999. The decline in yield on the Company's lease portfolio is primarily due to competitive factors in the industry and a tightening of credit requirements by the Company. The Company's policy of pricing its commercial loans using a prime rate index is the primary reason for the increase in yield on the Company's loan portfolio as there has been a general increase in the prime rate since the second quarter of 1999. During the past year the prime lending rate of commercial banks increased from 7.75% in the first quarter of 1999 to 9.00% currently. The rates charged on the Company's lease portfolio were relatively unaffected by market rates charged to loan customers.

The increase in financing income of approximately $233,000 is directly attributable to both the increase in interest rates and to a lesser degree the increase of approximately $1,900,000 in the Company`s average earning assets over the first quarter of 1999. The Company's average earning asset portfolio grew from $56,500,000 for the three months ended March 31, 1999 to approximately $58,400,000 at March 31, 2000. The growth in the Company's average earning assets is primarily related to growth in the Company's loan portfolio. Loan production in the quarter ended March 31, 2000 exceeded production in the comparable period in 1999 by approximately $1,100,000 and is directly attributable to an increase in production personnel in the Company's lending operations and a general credit tightening by smaller commercial banks. The increase in loan production was offset by an approximate $1,005,000 decline in lease production from first quarter 1999 levels. The increase in financing income was partially offset by an approximate $104,000 increase in interest expense. The Company's cost of funds on average borrowings increased from approximately 8.23% at March 31, 1999 to approximately 8.95% in the comparable period in 2000. The Company was able to reduce its borrowing costs by funding a portion of its loan portfolio using a "LIBOR" based rate, which is currently more attractive than a prime based rate. The Company funds its lease portfolio using a "LIBOR" based rate which is currently 9.05% as compared to 7.18% at March 31, 1999. At March 31, 2000, the Company had approximately $781,000 of loans and leases which were delinquent as to principal or interest more than 90 days, as compared to approximately $2,114,000 at March 31, 1999. Subsequent to March 31, 2000, a delinquent loan of approximately $550,000 included in the over 90 day category was paid in full. Management believes that these loans and leases are adequately collateralized and that the Company's allowance for loan and lease losses of approximately $555,000 is adequate as of March 31, 2000.

Total non-interest expenses increased approximately 19.9% over the first three months of 1999 primarily due to a 19.8% increase in salaries and benefits resulting from additional personnel over the comparable period in 1999 and an increased accrual for profit sharing related to increased profits. Additionally, other operating expenses increased by approximately $58,000 or 20.1% over the prior year. Of the increase in other expense, approximately $30,000 was related to occupancy expense in which there was a general increase in rent, insurance and depreciation. There were other increases and decreases in the Company's other operating expenses none of which is material when considered individually.

The provision for income taxes was approximately $86,500 and $120,500 for the three months ended March 31, 2000 and 1999, respectively. The Company expects to pay current income taxes significantly less than the estimated tax provision for the year ended December 31, 1999, due to the utilization of net operating loss carryovers and the differences between book and tax accounting for leases.

Financial Condition and Liquidity
---------------------------------

At March 31, 2000, the Company had approximately $701,000 of cash and cash equivalents and $148,000 of marketable securities. Cash and cash equivalents increased approximately $111,000 from December 31, 1999. The Company's primary sources of cash during the first three months of 2000 were approximately $10,272,000 from short-term borrowings, $4,608,000 loan repayments, $1,101,000 lease repayments and $144,000 from the sale of marketable securities. The primary uses of cash during the first three months of 2000 were approximately $7,302,000 of loan originations, $5,811,000 repayment of short term borrowings, $2,498,000 additions to direct financing leases, $299,000 payment of dividends and $127,000 was used in operations.

The Company's $45,000,000 line of credit, which matures annually, was renewed (with no significant changes from prior years) and matures April 30, 2001. At March 31, 2000, the Company had $29,905,000 outstanding under the line of credit. In addition to the Company's line of credit, its wholly owned subsidiary, Source Capital Leasing Co., has a $17,000,000 line of credit to fund its lease portfolio. The leasing company's line which matured on April 30, 2000, has been extended 90 days to provide time for the renewal process. The Company expects the leasing line will be renewed prior to the expiration of the 90 day extension. The leasing company had approximately $11,338,000 outstanding under its line at March 31, 2000. The cash flows from the Company's lines of credit, loan and lease repayments, and the existing cash, cash equivalents and marketable securities are expected to be sufficient for the operating needs of the Company.

Effect of Inflation and Changing Prices
---------------------------------------

Interest rates on the Company's loan portfolio are subject to inflation as inflationary pressures affect the prime interest rate. At March 31, 2000, interest rates on approximately 98% of the Company's loan portfolio were variable based on various indexes. The remaining loans have fixed interest rates. Loans with fixed rates and maturities of less than one year at March 31, 2000 are considered variable. The Company's line of credit agreement provides for variable interest based on the prime rate or at the Company's option, a "LIBOR" based rate.

Management believes that any negative effects of an increase in the prime interest rate would be largely offset by the Company's relatively short-term loan portfolio, balloon payments and the large percentage of variable rate loans.

Rates earned on the Company's lease portfolio are fixed for the term of the lease, however, the Company funds its portfolio by borrowing under its lease line of credit as soon as is practicable after funding the lease. Each lease is funded separately and the interest rate charged by the bank is fixed for the term of the advance which correspondingly is matched to the term of the lease.

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

                           SOURCE CAPITAL CORPORATION

                                   SIGNATURES
                                  ------------



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    SOURCE CAPITAL CORPORATION
                                                    --------------------------
                                                            (Registrant)

Date:      May  10, 2000                           By:  /s/ D. Michael Jones
       --------------------------                       --------------------
                                                         D. Michael Jones
                                                         President and Chief Executive Officer

Date:      May 10, 2000                            By:  /s/ Lester L. Clark
       -------------------------                        -------------------
                                                         Lester L. Clark
                                                         Vice President-Secretary/Treasurer
                                                         Principal accounting and finance officer
