Form 10QSB
period 2000-06-30
SOURCE CAPITAL CORP
filed 2000-08-15
CIK 746776

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR (15)d OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the quarterly period ended      June 30, 2000
                                                    ------------------

                                                         OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the transition period________________ to_______________

                         Commission file number    0-12199
                                                ---------------

                           SOURCE CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                   Washington                                 91-0853890
         -------------------------------                 ---------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)


               1825 N. Hutchinson Road, Spokane, Washington 99212
               ---------------------------------------------------
                     (Address of principal executive office)


                                 (509) 928-0908
                                 --------------
                          ( Issuer's telephone number)

As of August 11, 2000, there were 1,312,715 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check One)  Yes [ ] No  [X]

                           SOURCE CAPITAL CORPORATION

                                   Form 10-QSB
                       For the Quarter Ended June 30, 2000

                                  ------------


                                      Index

                                                                                                             Page
                                                                                                             ----

Part I - Financial Information

         Item 1 - Financial Statements (all financial statements are unaudited except the December 31, 1999 consolidated balance sheet):

                      -  Consolidated Balance Sheets - June 30, 2000 and December 31, 1999                   1

                      -  Consolidated Statements of Income, Comprehensive Income and
                         Retained Earnings - Three and Six Months Ended June 30, 2000 and 1999               2

                      -  Consolidated Statements of Cash Flows - Six months
                         Ended June 30, 2000 and 1999                                                        3

                      -  Notes to Consolidated Financial Statements                                          4

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
                         Operations                                                                          8

PART II - Other Information                                                                                  11

                         Part I - Financial Information

Item 1.  Financial Statements

                           SOURCE CAPITAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                  ------------

                                                                        June 30,              December 31,
                                                                            2000                      1999
                                                                            ----                      ----
                                                                     (Unaudited)
           ASSETS

Loans receivable, net                                                $55,644,963               $42,833,844
Leases receivable, net                                                13,496,091                14,224,409
Accrued interest receivable                                              592,107                   326,190
Cash and cash equivalents                                                436,605                   590,630
Marketable securities                                                    178,239                   195,684
Real estate and equipment owned                                        1,004,350                   594,366
Other assets                                                           1,228,715                 1,141,887
Deferred income tax                                                    1,137,000                 1,206,560
                                                                    ------------             -------------

Total assets                                                         $73,718,070               $61,113,570
                                                                     ===========               ===========

       LIABILITIES

Notes payable to bank                                                $50,094,055               $36,781,267
Mortgage contracts payable                                             3,083,077                 3,103,269
Accounts payable and accrued expenses                                  1,215,994                   879,209
Customer deposits                                                        634,744                   723,005
Convertible subordinated debentures                                    5,000,000                 5,950,000
                                                                   -------------              ------------

Total liabilities                                                     60,027,870                47,436,750
                                                                    ------------               -----------


       STOCKHOLDERS' EQUITY

Preferred stock, no par value, 10,000,000
  shares authorized, none outstanding                                  -                         -
Common stock, no par value, authorized 10,000,000
  shares; issued and outstanding, 1,312,715 and
  1,360,105 shares                                                     6,786,913                 7,052,881
Additional paid in capital                                             2,049,047                 2,049,047
Accumulated other comprehensive income (loss)                              2,656                   (33,568)
Retained earnings                                                      4,851,584                 4,608,460
                                                                     -----------                ----------

Total stockholders' equity                                            13,690,200                13,676,820
                                                                      ----------                ----------

Total liabilities and stockholders' equity                           $73,718,070               $61,113,570
                                                                     ===========               ===========

See accompanying notes to consolidated financial statements.


                           SOURCE CAPITAL CORPORATION

           CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND

                                RETAINED EARNINGS

            For the Three and Six Months Ended June 30, 2000 and 1999

                                   (Unaudited)

                                  ------------

                                                     Three Months ended June 30,              Six Months ended June 30,
                                                     2000              1999                    2000             1999
                                                     ----              ----                    ----             ----
Financing income:
  Interest and fee income                         $2,113,812        $1,602,251               $3,923,594      $3,084,880
  Lease financing income                             582,803           710,784                1,156,163       1,378,647
  Interest expense                                (1,276,990)       (1,025,339)              (2,323,583)     (1,967,561)
                                                  ----------         ---------               ----------      ----------
    Net financing income                           1,419,625         1,287,696                2,756,174       2,495,966

Non-interest income:
  Gain on sales of marketable securities,
    equipment, real estate and other                 160,919           175,622                  254,737         187,395
  Provision for loan and lease losses               (414,170)        ( 155,381)                (537,215)       (244,774)
                                                  ----------         ----------              ----------       ---------
    Income before non-interest expenses            1,166,374         1,307,937                2,473,696       2,438,587

Non-interest expenses:
   Employee compensation and benefits                487,696           522,424                1,070,992       1,009,185
   Other operating expenses                          297,921           343,952                  644,758         632,782
                                                  ----------        ----------               ----------      ----------
Total non interest expenses                          785,617           866,376                1,715,750       1,641,967
                                                  ----------        ----------                ---------       ---------
Income before income taxes                           380,757           441,561                  757,946         796,620

Income tax provision                                (129,200)         (185,150)                (215,700)       (305,650)
                                                  -----------       -----------              -----------     -----------

         Net income                                  251,557           256,411                  542,246         490,970
Retained earnings, beginning of period             4,600,027         3,787,576                4,608,460       3,795,765
Dividends paid                                            --                --                 (299,122)       (242,748)
                                                  ----------        ----------               ----------      ----------
Retained earnings, end of period                  $4,851,584        $4,043,987               $4,851,584      $4,043,987
                                                  ==========        ==========               ==========      ==========

Net income per common share - basic               $      .19         $     .19                $     .41       $     .36
                                                  ==========        ==========               ==========      ==========
Net income per common share - diluted             $      .17         $     .16                $     .36       $     .31
                                                  ==========        ==========               ==========      ==========

Weighted average number of common shares outstanding:

    Basic                                          1,313,382         1,360,221                1,336,080       1,358,583
                                                  ==========        ==========               ==========      ==========
    Diluted                                        1,945,977         2,112,981                1,967,968       2,112,222
                                                  ==========        ==========               ==========      ==========

Cash dividends per share                              None             None                    $.22             $.18
                                                      ====             ====                    ====             ====

Net income                                        $  251,557        $  256,411               $  542,246      $  490,970
Other comprehensive income, net of tax:
   Unrealized gain (loss) on marketable securities    46,545            (5,702)                  54,885          (6,200)
   Income tax (expense) benefit                      (15,825)            1,939                  (18,661)          2,108
                                                  -----------       ----------               ----------      ----------
Comprehensive income                              $  282,277        $  252,648               $  578,470      $  486,878
                                                  ==========        ==========               ==========      ==========

See accompanying notes to consolidated financial statements.


                           SOURCE CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Six Months Ended June 30, 2000 and 1999

                                   (Unaudited)

                                                                                   2000                     1999
                                                                                   ----                     ----
Cash flows from operating activities:

   Net income                                                              $     542,246              $     490,970
    Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                                 40,538                     30,930
     Provision for loan and lease losses                                         215,991                    212,274
     Impairment loss on repossessed assets                                       321,224                     32,500
     Deferred income taxes                                                        69,560                     31,600
     Gain on sale of securities and debt retirement                             (202,727)                        --
     Gain on sale of assets                                                      (52,010)                  (187,395)
     Change in:
       Accrued interest receivable                                              (265,917)                  (138,654)
       Other assets                                                              (72,967)                    56,244
       Accounts payable and accrued expenses                                     (79,254)                    51,199
       Customer deposits                                                         (88,261)                   176,349
                                                                           -------------               ------------
          Net cash provided by operating activities                              428,423                    756,017
                                                                           -------------               ------------

Cash flows from investing activities:

     Proceeds from sale of marketable securities                                 143,887                         --
     Loan originations                                                       (23,329,304)               (12,721,800)
     Loan repayments                                                          10,518,186                  8,828,874
     Additions to direct financing leases                                     (3,858,008)                (7,806,680)
     Collections on direct financing leases                                    2,285,904                  2,341,513
     Capitalization of costs related to other real estate                      -                             (5,589)
     Proceeds from sale of assets                                                130,183                    193,004
     Proceeds from sale of leases                                              1,184,665                  2,365,561
     Purchase of office equipment and vehicle                                    (16,465)                   (87,546)
                                                                           -------------               ------------
        Net cash used in investing activities                                (12,940,952)                (6,892,663)
                                                                           -------------               -------------

Cash flows from financing activities:

     Proceeds from line of credit                                             27,195,145                 23,429,298
     Payments on line of credit                                              (13,882,357)               (17,052,866)
     Payments of long-term debt                                                  (20,192)                   (23,374)
     Proceeds from exercise of stock options                                   -                             50,000
     Payments for redemption of common stock                                    (265,968)                    (1,001)
     Payments for redemption of debentures                                      (369,002)                   (46,592)
     Cash dividends paid                                                        (299,122)                  (242,748)
                                                                           -------------               ------------
       Net cash provided by financing activities                              12,358,504                  6,112,717
                                                                           -------------               ------------

Net decrease in cash and cash equivalents                                       (154,025)                   (23,929)
Cash and cash equivalents, beginning of period                                   590,630                    750,218
                                                                           -------------               ------------
Cash and cash equivalents, end of period                                   $     436,605               $    726,289
                                                                           =============               ============

Supplemental disclosure of cash flow information:

   Cash paid during the period for interest                                $   2,198,917               $  1,941,788
   Cash paid during the period for income taxes                            $     160,000               $    212,300
   Non-cash financing and investing transactions:
    Loans and accrued interest converted to repossessed assets             $          --               $    198,317
    Leases converted to repossessed and other assets                       $     894,979               $    470,790

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

The unaudited consolidated financial statements reflect all adjustments, (consisting only of normal recurring items), which in the opinion of management, are necessary to fairly state the periods reported. Certain 1999 amounts have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on the net income or retained earnings as previously reported. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements, filed as a part of the Form 10KSB, for the year ended December 31, 1999.

NOTE 2.

Net income per share - basic is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Net income per share - diluted (after adjustment for the after-tax effect of interest on convertible debentures) is computed by dividing net income by the weighted-average number of common shares outstanding increased by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

Earnings Per Share ("EPS") Computation:

                                             For the Quarter Ended June 30, 2000
                                             -----------------------------------
                                                            Weighted-     Per-Share
                                            Net Income    Average shares     Amount
                                            ----------    --------------     ------

Basic EPS
Income available to
  Stockholders                               $ 251,557      1,313,382      $   .19
                                                                           =======

Effect of Dilutive Securities
   Interest on convertible subordinated
     debentures (net of 34% tax)                79,339        624,220
   Common stock options                                         8,375
                                             ---------      ---------

Diluted EPS
Income available to common
  stockholders + assumed conversions         $ 330,896      1,945,977      $   .17
                                             =========      =========      =======

                           SOURCE CAPITAL CORPORATION


Earnings Per Share Computation, Continued:

                                           For the Quarter Ended June 30, 1999
                                           -----------------------------------
                                                         Weighted-      Per-Share
                                          Net Income   Average shares     Amount
                                          ----------   --------------     ------

Basic EPS
Income available to
  Stockholders                            $ 256,411      1,360,221      $   .19
                                                                        =======

Effect of Dilutive Securities
Interest on convertible subordinated
     debentures (net of 34% tax)             80,718        742,822
Common stock options                                         9,938
                                          ---------       ---------

Diluted EPS
Income available to common
  stockholders + assumed conversions      $ 337,129      2,112,981      $   .16
                                          =========      =========      =======


                                            For the Six Months Ended June 30, 2000
                                            --------------------------------------
                                                            Weighted-      Per-Share
                                            Net Income    Average shares    Amount
                                            ----------    --------------    ------
Basic EPS
Income available to
  Stockholders                               $ 542,246      1,336,080      $   .41
                                                                           =======

Effect of Dilutive Securities
   Interest on convertible subordinated
     debentures (net of 34% tax)               162,155        624,220
   Common stock options                                         7,668
                                             ---------      ---------

Diluted EPS
Income available to common
  stockholders + assumed conversions         $ 704,401      1,967,968      $   .36
                                             =========      =========      =======

                           SOURCE CAPITAL CORPORATION


Earnings Per Share Computation, Continued:

                                          For the Six Months Ended June 30, 1999
                                                          Weighted-     Per-Share
                                          Net Income    Average shares    Amount
Basic EPS
Income available to
  Stockholders                            $ 490,970      1,358,583      $   .36
                                                                        =======

Effect of Dilutive Securities
Interest on convertible subordinated
     debentures (net of 34% tax)            166,797        742,822
Common stock options                                        10,817
                                          ---------      ---------

Diluted EPS
Income available to common
  stockholders + assumed conversions      $ 657,767      2,112,222      $   .31
                                          =========      =========      =======

NOTE 3.

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

Company segment profit and loss components and schedules of assets as of June 30, 2000 and 1999 are as follows:

                                                2000                               1999
                                                ----                               ----

                                     Leasing            Lending            Leasing           Lending
                                     -------            -------            -------           -------

Revenue                           $  1,308,679       $  4,025,815      $  1,550,861      $  3,100,061
Interest expense                       453,927          1,869,656           471,985         1,495,576
Depreciation                            15,622             24,916             7,780            23,150
Income tax expense (benefit)          (123,500)           339,200            82,500           215,250
Net income (loss)                     (240,547)           782,794           159,516           331,454
Significant non-cash items
  other than depreciation              532,215              5,000           229,774            15,000
Assets                              15,049,937         62,616,538        18,211,271        51,396,490

                           SOURCE CAPITAL CORPORATION

NOTE 3. Continued:

Reconciliation of segment net income (loss), total assets, notes payable and other significant items for the six months ended June 30, 2000 and 1999 follows:

                                                                  2000             1999
                                                                  ----             ----
Profit or loss

Leasing net (loss) income                                    $   (240,548)      $    159,516
Adjustment for income taxes                                      (339,200)          (215,250)
Unallocated amounts:
  Revenue of real estate lending                                4,096,679          3,100,061
  Expense of real estate lending                               (2,974,685)        (2,553,357)
                                                             ------------       ------------
Consolidated net income after tax                            $    542,246       $    490,970
                                                             ============       ============

Total assets

Net lease investment                                         $ 13,496,091       $ 16,621,913
Unallocated assets of leasing                                   1,553,847          1,589,358
Elimination of intercompany                                    (3,948,406)        (4,207,873)
Commercial loans receivable, net                               55,644,963         44,099,948
Unallocated assets of real estate lending                       6,971,575          7,296,542
                                                             ------------       ------------
Consolidated assets                                          $ 73,718,070       $ 65,399,888
                                                             ============       ============

Debt

Leasing note payable                                         $ 10,414,055       $ 13,114,596
Real estate lending note payable                               39,680,000         28,505,000
Real estate lending mortgage contract payable                   3,083,077          3,124,205
Real estate lending convertible subordinated debentures         5,000,000          5,950,000
                                                             ------------       ------------
Consolidated notes and mortgage payable                      $ 58,177,132       $ 50,693,801
                                                             ============       ============

                                         Real Estate
Other significant items      Leasing       Lending        Consolidated
                             -------       -------        ------------

2000
Interest expense          $  453,927      $1,869,656      $2,323,583
Provision for losses         532,215           5,000         537,215

1999
Interest expense          $  471,985      $1,495,576      $1,967,561
Provision for losses         229,774          15,000         244,774

                           SOURCE CAPITAL CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

General

These discussions contain forward-looking statements containing words such as "will continue to be," "will be," "continue to," "anticipates that," "to be," or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999
-------------------------------------------------------------------------

For the six months ended June 30, 2000 the Company reported net income of $542,000 or $.36 per diluted common share. These results compare to net income of $491,000 or $.31 per diluted common share for the comparable period in 1999. Net financing income (interest and lease income less interest expense) increased from approximately $2,496,000 during the six months ended June 30, 1999 to $2,756,000 in the comparable period in 2000 (a 10.4% increase). Finance income of $5,080,000 and $4,464,000 in the six months ended June 30, 2000 and 1999, respectively, represents an approximate average interest yield of 16.43% and 15.28%, respectively, on the Company's average earning assets. Interest income on the Company's loan portfolio increased by approximately $839,000 compared to the first six months of 1999. This increase was partially offset by a decrease in lease income of approximately $222,000 for the comparable period. The increase in the 2000 yield as compared to 1999 is primarily due to a general increase in interest rates and a decrease in non-performing loans.

The increase in financing income of approximately $616,000 is primarily attributable to the increase of approximately $3,432,000 in the Company's average earning assets over the first six months of 1999, coupled with a general increase in interest rates related to Federal Reserve policy decisions. The Company's average earning asset portfolio grew from approximately $58,400,000 in the six-month period ended June 30, 1999 to approximately $61,832,000 for the comparable period ended June 30, 2000. The growth in the portfolio is composed of an $11,545,000 growth in net loans offset by a $3,126,000 decrease in net leases. The increase in financing income was partially offset by an approximate $356,000 increase in interest expense. The Company's cost of funds on average borrowings increased from approximately 8.2% for the first six months of 1999 to approximately 9.2% for the comparable period in 2000. The Company was able to mitigate the increase in its borrowing costs by funding a portion of its loan portfolio using a "LIBOR" based rate, which is currently lower than the prime based rate option. The Company funds its lease portfolio using a "LIBOR" based rate which currently approximates prime less .75%.

During the six month period ended June 30, 2000 the Company recognized a gain of approximately $48,000 from the sale of one tranche of leases totaling approximately $1,185,000 as compared to a gain of approximately $175,000 from the sale of two tranches of leases totaling approximately $2,184,000 during the comparable period in 1999. These leases were sold on a non-recourse basis and allowed the Company to accelerate the earnings process for a percentage of the total lease portfolio. Loans and leases delinquent more than 90 days equaled 3.97% of the loans and leases outstanding at June 30, 2000 as compared to approximately 2.7% at June 30, 1999. Subsequent to June 30, 2000 a loan in the amount of $1,347,000 which was delinquent more than 90 days was paid in full. Loans are collateralized by deeds of trust. The Company's allowance for probable loan and lease losses of approximately $608,000 is considered adequate as of June 30, 2000.

Total non-interest expenses in the first six months of 2000 was approximately $1,716,000 as compared to approximately $1,642,000 for the corresponding period of the prior year, which represents a 4.5% increase. This increase was primarily due to employee compensation and benefits increasing approximately $62,000 or 6.1%. During the period June 1999 to June 2000 the Company's employment level remained static at 25 employees. Other operating expenses increased less than 2%. The most significant increase in other operating expenses was an approximate $90,000 increase in lease repossession and collection expenses, which was partially offset by decreases in other expenses.

The provision for income taxes was approximately $216,000 and $306,000 for the six months ended June 30, 2000 and 1999, respectively. The Company expects to pay significantly less current income tax than the estimated tax provision for the year ended December 31, 2000, due to the utilization of net operating loss carryovers and the differences between book and tax accounting for leases. The Company's effective tax rate for the Company's 1999 tax liability was approximately 25%.

Three Months Ended June 30, 2000 Compared to Three Months ended June 30, 1999
-----------------------------------------------------------------------------

For the three months ended June 30, 2000, the Company reported net income of $252,000 or $.17 per diluted common share. These results compare to net income of $256,000 or $.16 per diluted share, for the comparable period in 1999. Net financing income (interest and lease income less interest expense) increased from approximately $1,288,000 during the three months ended June 30, 1999 to approximately $1,420,000 in the comparable period of 2000 (a 10.2% increase). Finance income of approximately $2,697,000 and $2,313,000 in the three months ended June 30, 2000 and 1999, respectively, represents an approximate average interest yield of 16.47% and 15.25%, respectively, on the Company's average earning assets. The increase in yield is primarily due to fewer non-performing loans on average in 2000 as compared to 1999 and a general increase in interest rates.

The increase in financing income of approximately $384,000 is directly attributable to the increase of approximately $4,782,000 in the Company's average earning assets over the second quarter of 1999. The Company's average earning asset portfolio grew from $60,664,000 for the three months ended June 30, 1999 to approximately $65,446,000 at June 30, 2000. The growth in the Company's average earning assets is directly attributable to the increase in loan production which was partially offset by a decrease in the lease portfolio due to the sale of leases and lower lease production in the second quarter of 2000 as compared to 1999 levels. The increase in financing income was partially offset by an approximate $252,000 increase in interest expense. The Company's cost of funds on average borrowings increased from approximately 8.2% at June 30, 1999 to approximately 9.38% in the comparable period in 2000. The Company was able to reduce its borrowing costs by funding a portion of its loan portfolio using a "LIBOR" based rate, which is currently lower than the prime based rate option. The Company also funds its lease portfolio using a "LIBOR" based rate which currently approximates prime less .75%.

During the three months ended June 30, 2000 the Company recognized a gain of approximately $48,000 from the sale of leases totaling $1,185,000 as compared to a gain of $175,000 from the sale of leases totaling $2,184,000 in the 1999 period. These leases were sold on a non-recourse basis allowing the Company to accelerate the earnings process for a percentage of the total lease portfolio.

Total non-interest expenses for the second quarter of 2000 was approximately $786,000 as compared to approximately $866,000 for the corresponding period of the prior year, which represents a 9.2% decrease. This decrease was as a result of both employee compensation and benefits decreasing approximately $35,000 or 6.7%, and other operating expenses decreasing approximately $46,000 or 13.4%. The decrease in employee compensation and benefits is primarily due to a lower profit sharing accrual in the quarter ended June 30, 2000 as compared to June 30, 1999. The decrease in other expenses is composed of various increases and decrease spread across several account categories. The most significant increase is an approximate $50,000 increase in lease repossession and collection costs which was offset by decreases of $20,000 in local taxes, $15,000 in travel expenses and decreases in various other account categories none of which is significant when considered individually.

Financial Condition and Liquidity
---------------------------------

At June 30, 2000, the Company had approximately $437,000 of cash and cash equivalents as compared to approximately $591,000 at December 31, 1999. The Company also had $178,000 of marketable securities at June 30, 2000, as compared to approximately $196,000 at December 31, 1999. The Company's primary sources of cash during the first six months of 2000 were approximately $27,195,000 from short term borrowings, $10,518,000 loan repayments, $2,286,000 from lease repayments, $1,185,000 from the sale of one tranche of leases and $428,000 from operations. The primary uses of cash during the first six months of 2000 were approximately $23,329,000 loan originations, $13,882,000 of repayment of short term borrowings, $3,858,000 additions to direct financing leases, $369,000 redemption of convertible subordinated debentures, $299,000 payment of dividends and $266,000 for the purchase and immediate retirement of the Company's common stock.

The Company's $45,000,000 line of credit, which matures annually, was renewed on April 30, 2000. At June 30, 2000, the Company had $39,680,000 outstanding under the line of credit. In addition, the Company's wholly owned subsidiary, Source Capital Leasing Co., has a $13,000,000 line of credit to fund its lease portfolio. The leasing company's line was renewed on July 31, 2000, and will mature April 30, 2001. The leasing company had approximately $10,414,000 outstanding under its line at June 30, 2000. The cash flows from the Company's lines of credit, loan and lease repayments, and the existing cash, cash equivalents and investment securities are expected to be sufficient to fund the operating needs of the Company for the immediate future.

Effect of Inflation and Changing Prices
---------------------------------------

Interest rates on the Company's loan portfolio are subject to inflation as inflationary pressures affect the prime interest rate. At June 30, 2000, interest rates on approximately 99% of the Company's loan portfolio were variable based on various indexes. The remaining loans have fixed interest rates. Loans with fixed rates and maturities of less than one year at June 30, 2000 are considered variable. The Company's line-of-credit agreement provides for variable interest based on the prime rate or at the Company's option, a "LIBOR" based rate.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          Form 8-K Report dated May 25, 2000 - Item 5 - Other events

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



Date:      August 14, 2000                  By:  /s/ D. Michael Jones
       ----------------------------              --------------------
                                                  D. Michael Jones
                                                  President and Chief Executive Officer

Date:      August 14, 2000                  By:  /s/ Lester L. Clark
       ----------------------------              -------------------
                                                  Lester L. Clark
                                                  Vice President-Secretary/Treasurer
                                                  Principal accounting and finance officer
