Form 10QSB
period 2000-09-30
SOURCE CAPITAL CORP
filed 2000-11-07
CIK 746776

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------

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


                                  (509) 928-0908
                            -------------------------
                           (Issuer's telephone number)

As of November 2, 2000, there were 1,302,715 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check One)  Yes     No   X
                                                              ----     ----

                           SOURCE CAPITAL CORPORATION

                                   Form 10-QSB
                    For the Quarter Ended September 30, 2000

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

                  - Consolidated Balance Sheets - September 30, 2000 and
                    December 31, 1999                                                               3

                  - Consolidated Statements of Income, Comprehensive Income and
                    Retained Earnings - Three and Nine Months Ended
                    September 30, 2000 and 1999                                                     4

                  - Consolidated Statements of Cash Flows - Nine months ended
                    September 30, 2000 and 1999                                                     5

                  - Notes to Consolidated Financial Statements                                      6

         Item 2   - Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                       10

PART II - Other Information                                                                         13

                         Part I - Financial Information

Item 1.  Financial Statements

                           SOURCE CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                  ------------

                                                   September 30,   December 31,
                                                       2000           1999
                                                   ------------    ------------
                                                    (Unaudited)
           ASSETS

Loans receivable, net                              $ 56,104,489    $ 42,833,844
Leases receivable, net                               13,632,980      14,224,409
Accrued interest receivable                             613,883         326,190
Cash and cash equivalents                               962,488         590,630
Marketable securities                                   162,914         195,684
Real estate and equipment owned                         804,761         594,366
Other assets                                            956,919       1,141,887
Deferred income tax                                   1,026,000       1,206,560
                                                   ------------    ------------

Total assets                                       $ 74,264,434    $ 61,113,570
                                                   ============    ============

       LIABILITIES

Notes payable to bank                              $ 51,064,199    $ 36,781,267
Mortgage contracts payable                            3,074,144       3,103,269
Accounts payable and accrued expenses                   664,860         879,209
Customer deposits                                       572,833         723,005
Convertible subordinated debentures                   5,000,000       5,950,000
                                                   ------------    ------------

Total liabilities                                    60,376,036      47,436,750
                                                   ------------    ------------


       STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized
  10,000,000 shares none outstanding                         --              --
Common stock, no par value, authorized
  10,000,000 shares; issued and outstanding,
  1,302,715 and 1,360,105 shares                      6,737,234       7,052,881
Additional paid in capital                            2,049,047       2,049,047
Accumulated other comprehensive loss                     (5,861)        (33,568)
Retained earnings                                     5,107,978       4,608,460
                                                   ------------    ------------

Total stockholders' equity                           13,888,398      13,676,820
                                                   ------------    ------------

Total liabilities and stockholders' equity         $ 74,264,434    $ 61,113,570
                                                   ============    ============


See accompanying notes to consolidated financial statements.

                           SOURCE CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
                                RETAINED EARNINGS
         For the Three and Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                  ------------

                                                              Three Months ended September 30,       Nine Months ended September 30,
                                                                   2000            1999                   2000             1999
                                                               -----------      -----------            -----------      -----------
Financing income:
  Interest and fee income                                      $ 2,258,021      $ 1,828,443            $ 6,181,615      $ 4,913,323
  Lease financing income                                           667,243          656,887              1,823,406        2,035,534
  Interest expense                                              (1,416,825)      (1,119,289)            (3,740,408)      (3,086,850)
                                                               -----------      -----------            -----------      -----------
    Net financing income                                         1,508,439        1,366,041              4,264,613        3,862,007

Non-interest income:
  Gain on sales of marketable securities,
    equipment, real estate and other                                42,325          114,285                297,062          301,680
  Provision for loan and lease losses                             (295,832)        (178,838)              (833,047)        (423,612)
                                                               -----------      -----------            -----------      -----------
    Income before non-interest expenses                          1,254,932        1,301,488              3,728,628        3,740,075

Non-interest expenses:
   Employee compensation and benefits                              474,214          537,215              1,545,206        1,546,400
   Other operating expenses                                        324,024          342,565                968,782          975,347
                                                               -----------      -----------            -----------      -----------
Total non interest expenses                                        798,238          879,780              2,513,988        2,521,747
                                                               -----------      -----------            -----------      -----------
Income before income taxes                                         456,694          421,708              1,214,640        1,218,328

Income tax provision                                              (200,300)        (116,550)              (416,000)        (422,200)
                                                               -----------      -----------            -----------      -----------

         Net income                                                256,394          305,158                798,640          796,128
Retained earnings, beginning of period                           4,851,584        4,043,987              4,608,460        3,795,765
Dividends paid                                                          --               --               (299,122)        (242,748)
                                                               -----------      -----------            -----------      -----------
Retained earnings, end of period                               $ 5,107,978      $ 4,349,145            $ 5,107,978      $ 4,349,145
                                                               ===========      ===========            ===========      ===========

Net income per common share - basic                            $       .20      $       .22            $       .60      $       .59
                                                               ===========      ===========            ===========      ===========
Net income per common share - diluted                          $       .17      $       .18            $       .53      $       .49
                                                               ===========      ===========            ===========      ===========

Weighted average number of common shares outstanding:

    Basic                                                        1,306,048        1,360,012              1,326,069        1,359,059
                                                               ===========      ===========            ===========      ===========
    Diluted                                                      1,932,124        2,121,302              1,955,108        2,115,310
                                                               ===========      ===========            ===========      ===========

Cash dividends per share                                              None             None            $       .22      $       .18
                                                               ===========      ===========            ===========      ===========

Net income                                                     $   256,394      $   305,158            $   798,640      $   796,128
Other comprehensive income, net of tax:
   Unrealized gain (loss) on marketable securities                 (12,904)          (7,437)                41,979          (13,637)
   Income tax (expense) benefit                                      4,387            2,529                (14,272)           4,637
                                                               -----------      -----------            -----------      -----------
Comprehensive income                                           $   247,877      $   300,250            $   826,347      $   787,128
                                                               ===========      ===========            ===========      ===========

See accompanying notes to consolidated financial statements.

                           SOURCE CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                                   -----------

                                                                        2000            1999
                                                                    ------------    ------------
Cash flows from operating activities:
   Net income                                                       $    798,640    $    796,128
    Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                         59,429          47,548
     Provision for loan and lease losses                                 287,783         352,145
     Impairment loss on repossessed assets                               545,264          71,467
     Deferred income taxes                                               180,560         259,600
     Gain on sale of securities and debt retirement                     (243,252)             --
     Gain on sale of assets                                              (53,810)       (301,680)
     Change in:
       Accrued interest receivable                                      (287,693)         (1,251)
       Other assets                                                      107,111          71,843
       Accounts payable and accrued expenses                            (232,043)        (47,438)
       Customer deposits                                                (150,172)         21,322
                                                                    ------------    ------------
          Net cash provided by operating activities                    1,011,817       1,269,684
                                                                    ------------    ------------

Cash flows from investing activities:
     Proceeds from sale of marketable securities                         187,621              --
     Loan originations                                               (27,167,162)    (22,999,262)
     Loan repayments                                                  13,886,518      17,042,791
     Additions to direct financing leases                             (5,149,315)     (9,133,684)
     Collections on direct financing leases                            3,297,432       3,577,992
     Recovery of costs related to real estate and equipment owned             --           6,211
     Proceeds from sale of assets                                        271,182         334,161
     Proceeds from sale of leases                                      1,184,665       4,094,949
     Purchase of office equipment                                        (20,936)       (101,079)
                                                                    ------------    ------------
        Net cash used in investing activities                        (13,509,995)     (7,177,921)
                                                                    ------------    ------------

Cash flows from financing activities:
     Proceeds from line of credit                                     33,191,237      34,362,162
     Payments on line of credit                                      (18,908,305)    (28,334,329)
     Payments of long-term debt                                          (29,125)        (33,877)
     Proceeds from exercise of stock options                                  --          50,000
     Payments for redemption of common stock                            (315,647)         (2,821)
     Payments for redemption of debentures                              (769,002)        (46,592)
     Cash dividends paid                                                (299,122)       (242,748)
                                                                    ------------    ------------
       Net cash provided by financing activities                      12,870,036       5,751,795
                                                                    ------------    ------------

Net increase (decrease) in cash and cash equivalents                     371,858        (156,442)
Cash and cash equivalents, beginning of period                           590,630         750,218
                                                                    ------------    ------------
Cash and cash equivalents, end of period                            $    962,488    $    593,776
                                                                    ============    ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                         $  3,655,742    $  3,132,317
   Cash paid during the period for income taxes                     $    287,000    $    212,300
   Non-cash financing and investing transactions:
    Loans and accrued interest converted to repossessed assets      $         --    $    198,317
    Leases converted to repossessed and other assets                $  1,021,225    $    882,699


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

The unaudited consolidated financial statements reflect all adjustments, (consisting only of normal recurring items), which in the opinion of management, are necessary to fairly state the periods reported. Certain 1999 amounts have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on the net income or retained earnings as previously reported. The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements, filed as a part of the Form 10-KSB, for the year ended December 31, 1999.

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

Earnings Per Share ("EPS") Computation:

                                        For the Quarter Ended September 30, 2000
                                        ----------------------------------------
                                                        Weighted-      Per-Share
                                          Net Income  Average shares    Amount
                                          ----------  --------------    ------
Basic EPS
Income available to
  Stockholders                            $ 256,394      1,306,048      $   .20
                                                                        =======

Effect of Dilutive Securities
   Interest on convertible subordinated
     debentures (net of 34% tax)             69,937        624,220
   Common stock options                                      1,856
                                          ---------      ---------

Diluted EPS
Income available to common
  stockholders + assumed conversions      $ 326,331      1,932,124      $   .17
                                          =========      =========      =======

                           SOURCE CAPITAL CORPORATION

Earnings Per Share Computation, Continued:

                                        For the Quarter Ended September 30, 1999
                                        ----------------------------------------
                                                          Weighted-    Per-Share
                                          Net Income    Average shares   Amount
                                          ----------    --------------   ------
Basic EPS
Income available to
  Stockholders                            $ 305,158      1,360,012      $   .22
                                                                        =======

Effect of Dilutive Securities
Interest on convertible subordinated
     debentures (net of 34% tax)             82,817        742,822
Common stock options                                        18,468
                                          ---------      ---------

Diluted EPS
Income available to common
  stockholders + assumed conversions      $ 387,975      2,121,302      $   .18
                                          =========      =========      =======


                                    For the Nine Months Ended September 30, 2000
                                    --------------------------------------------
                                                          Weighted-    Per-Share
                                         Net Income    Average shares   Amount
                                         ----------    --------------   ------

Basic EPS
Income available to
  Stockholders                            $  798,640     1,326,069      $   .60
                                                                        =======

Effect of Dilutive Securities
   Interest on convertible subordinated
     debentures (net of 34% tax)             232,091       624,220
   Common stock options                                      4,819
                                          ----------    ----------

Diluted EPS
Income available to common
  stockholders + assumed conversions      $1,030,731     1,955,108      $   .53
                                           =========     =========      =======

                           SOURCE CAPITAL CORPORATION

Earnings Per Share Computation, Continued:

                                    For the Nine Months Ended September 30, 1999
                                    --------------------------------------------
                                                          Weighted-    Per-Share
                                         Net Income    Average shares   Amount
                                         ----------    --------------   ------

Basic EPS
Income available to
  Stockholders                            $  796,128     1,359,059      $   .59
                                                                        =======

Effect of Dilutive Securities
Interest on convertible subordinated
     debentures (net of 34% tax)             249,613       742,822
Common stock options                                        13,429
                                          ----------     ---------

Diluted EPS
Income available to common
  stockholders + assumed conversions      $1,045,741     2,115,310      $   .49
                                          ==========     =========      =======

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

Company segment profit and loss components and schedules of assets as of September 30, 2000 and 1999 are as follows:

                                               2000                               1999
                                               ----                               ----
                                      Leasing         Lending            Leasing         Lending
                                      -------         -------            -------         -------

Revenue                             $1,877,215       $6,424,868        $2,322,033       $4,937,981
Interest expense                       658,808        3,081,600           712,434        2,374,416
Depreciation                            23,840           35,589            12,310           35,238
Income tax expense (benefit)          (161,000)         577,000            90,300          331,900
Net income (loss)                     (312,857)       1,111,497           158,996          637,132
Significant non-cash items
  other than depreciation              708,977          124,070           398,612           25,000
Assets                              15,015,632       63,127,237        16,233,453       54,015,703

                           SOURCE CAPITAL CORPORATION

NOTE 3. Continued:

Reconciliation of segment net income (loss), total assets, notes payable and other significant items for the nine months ended September 30, 2000 and 1999 follows:

                                                             2000            1999
                                                          ------------    ------------
Profit or loss

Leasing net (loss) income                                 $   (312,857)   $    158,996
Adjustment for income taxes                                   (577,000)       (331,900)
Unallocated amounts:
  Revenue of real estate lending                             6,424,868       4,937,981
  Expense of real estate lending                            (4,736,371)     (3,968,949)
                                                          ------------    ------------
Consolidated net income after tax                         $    798,640    $    796,128
                                                          ============    ============

Total assets

Net lease investment                                      $ 13,632,980    $ 14,595,066
Unallocated assets of leasing                                1,382,652       1,638,388
Elimination of intercompany                                 (3,878,435)     (4,206,887)
Commercial loans receivable, net                            56,104,489      46,148,612
Unallocated assets of real estate lending                    7,022,748       6,907,844
                                                          ------------    ------------
Consolidated assets                                       $ 74,264,434    $ 65,083,023
                                                          ============    ============

Debt

Leasing note payable                                      $ 10,459,199    $ 11,190,997
Real estate lending note payable                            40,605,000      30,080,000
Real estate lending mortgage contract payable                3,074,144       3,113,702
Real estate lending convertible subordinated debentures      5,000,000       5,950,000
                                                          ------------    ------------
Consolidated notes and mortgage payable                   $ 59,138,343    $ 50,334,699
                                                          ============    ============

Other significant items                 Leasing         Lending     Consolidated
-----------------------                 -------         -------     ------------
2000
Interest expense                      $  658,808      $3,081,600      $3,740,408
Provision for losses                     708,977         124,070         833,047

1999
Interest expense                      $  712,434      $2,374,416      $3,086,850
Provision for losses                     398,612          25,000         423,612

                           SOURCE CAPITAL CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
------------------------------------------------------------------------

General

These discussions contain forward-looking statements containing words such as "will continue to be," "will be," "continue to," "anticipates that," "to be," or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended
------------------------------------------------------------------
September 30, 1999
------------------------------------------------------------------

For the nine months ended September 30, 2000 the Company reported net income of $799,000 or $.53 per diluted common share. These results compare to net income of $796,000 or $.49 per diluted common share for the comparable period in 1999. Net financing income (interest and lease income less interest expense) increased from approximately $3,862,000 during the nine months ended September 30, 1999 to $4,265,000 in the comparable period in 2000 (a 10.4% increase). Finance income of $8,005,000 and $6,949,000 in the nine months ended September 30, 2000 and 1999, respectively, represents an approximate average interest yield of 16.2% and 15.4%, respectively, on the Company's average earning assets. Interest income on the Company's loan portfolio increased by approximately $1,268,000 compared to the first nine months of 1999. This increase was partially offset by a decrease in lease income of approximately $212,000 for the comparable period. The increase in the 2000 yield as compared to 1999 is primarily due to a general increase in interest rates and a decrease in non-performing loans.

The increase in financing income of approximately $1,056,000 is primarily attributable to the increase of approximately $4,672,000 in the Company's average earning assets over the first nine months of 1999, coupled with a general increase in interest rates related to Federal Reserve policy decisions. The Company's average earning asset portfolio grew from approximately $60,024,000 in the nine-month period ended September 30, 1999 to approximately $64,696,000 for the comparable period ended September 30, 2000. The growth in the portfolio is composed of an approximate $6,077,000 growth in average net loans offset by an approximate $1,406,000 decrease in average net leases. The increase in financing income was partially offset by an approximate $654,000 increase in interest expense. The Company's cost of funds on average borrowings increased from approximately 8.3% for the first nine months of 1999 to approximately 9.4% for the comparable period in 2000. The Company was able to mitigate the increase in its borrowing costs by funding a portion of its loan portfolio using a "LIBOR" based rate, which is currently lower than the prime based rate option. The Company funds its lease portfolio using a "LIBOR" based rate which currently approximates prime less 0.85%.

During the nine month period ended September 30, 2000 the Company recognized a gain of approximately $54,000 from the sale of one tranche of leases totaling approximately $1,185,000 as compared to a gain of approximately $286,000 from the sale of three tranches of leases totaling approximately $4,095,000 during the comparable period in 1999. These leases were sold on a non-recourse basis and allowed the Company to accelerate the earnings process for a percentage of the total lease portfolio. Loans and leases delinquent more than 90 days equaled 2.44% of the loans and leases outstanding at September 30, 2000 as compared to approximately 3.98% at September 30, 1999. Loans are collateralized by deeds of trust. The Company's allowance for probable loan and lease losses of approximately $623,000 is considered by management to be adequate as of September 30, 2000.

Total non-interest expenses in the first nine months of 2000 was approximately $2,514,000 a slight decline from the approximately $2,522,000 for the corresponding period of the prior year. Employee compensation and benefits also showed a slight decline. During the period September 1999 though September 2000 the Company's employment level declined from 25 to 21 employees. Other operating expenses decreased slightly as well. The most significant increase in other operating expenses was an approximate $118,000 increase in lease repossession and collection expenses, which was offset by decreases in other expenses.

The provision for income taxes was approximately $416,000 and $422,000 for the nine months ended September 30, 2000 and 1999, respectively. The Company expects to pay significantly less current income tax than the estimated tax provision for the year ended December 31, 2000, due to the utilization of net operating loss carryovers and the differences between book and tax accounting for leases. The Company's effective tax rate for the Company's 1999 tax liability was approximately 25%.

Three Months Ended September 30, 2000 Compared to Three Months ended
--------------------------------------------------------------------
September 30, 1999
--------------------------------------------------------------------

For the three months ended September 30, 2000, the Company reported net income of $256,000 or $.17 per diluted common share. These results compare to net income of $305,000 or $.18 per diluted share, for the comparable period in 1999. Net financing income (interest and lease income less interest expense) increased from approximately $1,366,000 during the three months ended September 30, 1999 to approximately $1,508,000 in the comparable period of 2000 (a 10.4% increase). Finance income of approximately $2,925,000 and $2,485,000 in the three months ended September 30, 2000 and 1999, respectively, represents an approximate average interest yield of 16.9% and 15.7%, respectively, on the Company's average earning assets. The increase in yield is primarily due to fewer non-performing loans on average in 2000 as compared to 1999 and a general increase in interest rates.

The increase in financing income of approximately $440,000 is directly attributable to the increase of approximately $6,737,000 in the Company's average earning assets over the third quarter of 1999. The Company's average earning asset portfolio grew from $63,494,000 for the three months ended September 30, 1999 to approximately $70,231,000 during the comparable period in 2000. The growth in the Company's average earning assets is directly attributable to the increase in loan production, which was partially offset by a decrease in the lease portfolio. The decrease in the lease portfolio was due to lower lease production in the third quarter of 2000 as compared to 1999 levels, and the repossession of equipment on defaulted leases. The increase in financing income was partially offset by an approximate $298,000 increase in interest expense. The Company's cost of funds on average borrowings increased from approximately 8.5% at September 30, 1999 to approximately 9.8% in the comparable period in 2000. The Company was able to reduce its borrowing costs by funding a portion of its loan portfolio using a "LIBOR" based rate, which is currently lower than the prime based rate option. The Company also funds its lease portfolio using a "LIBOR" based rate which currently approximates prime less
 .85%.

During the three months ended September 30, 1999 the Company recognized a gain of approximately $114,000 from the sale of one tranche of leases totaling approximately $1,600,000. These leases were sold on a non-recourse basis allowing the Company to accelerate the earnings process for a percentage of the total lease portfolio. There were no lease sales in the quarter ended September 30, 2000.

Total non-interest expenses for the third quarter of 2000 were approximately $798,000 as compared to approximately $880,000 for the corresponding period of the prior year, which represents a 9.3% decrease. This decrease was as a result of both employee compensation and benefits decreasing approximately $63,000 or 11.7%, and other operating expenses decreasing approximately $19,000 or 5.4%. The decrease in employee compensation and benefits is primarily due to a lower profit sharing accrual in the quarter ended September 30, 2000 as compared to September 30, 1999 and a decrease in personnel. The decrease in other expenses is composed of various increases and decreases spread across several account categories. The most significant increase is an approximate $29,000 increase in lease repossession and collection costs which was offset by decreases of $10,000 in legal expense and a $14,000 decrease in advertising. Other increases and decreases in various account categories are not significant when considered individually.

Financial Condition and Liquidity
---------------------------------

At September 30, 2000, the Company had approximately $962,000 of cash and cash equivalents as compared to approximately $591,000 at December 31, 1999. The Company also had $163,000 of marketable securities at September 30, 2000, as compared to approximately $196,000 at December 31, 1999. The Company's primary sources of cash during the first nine months of 2000 were approximately $33,191,000 from short term borrowings, $13,887,000 from loan repayments, $3,297,000 from lease repayments, $1,185,000 from the sale of one tranche of leases and $1,012,000 from operations. The primary uses of cash during the first nine months of 2000 were approximately $27,167,000 in loan originations, $18,908,000 repayment of short term borrowings, $5,149,000 additions to direct financing leases, $769,000 redemption of convertible subordinated debentures, $316,000 for the purchase and immediate retirement of the Company's common stock and $299,000 payment of dividends.

The Company's line of credit, which is renewed annually, matures on April 30, 2001 and was increased to $50,000,000 in September 2000. At September 30, 2000, the Company had $40,605,000 outstanding under the line of credit. In addition, the Company's wholly owned subsidiary, Source Capital Leasing Co., has a $13,000,000 line of credit to fund its lease portfolio. The leasing company's line is renewed annually, and also matures April 30, 2001. The leasing company had approximately $10,459,000 outstanding under its line at September 30, 2000. The cash flows from the Company's lines of credit, loan and lease repayments, and the existing cash, cash equivalents and investment securities are expected to be sufficient to fund the operating needs of the Company for the immediate future.

Effect of Inflation and Changing Prices
---------------------------------------

Interest rates on the Company's loan portfolio are subject to inflation as inflationary pressures affect the prime interest rate. At September 30, 2000, interest rates on approximately 99% of the Company's loan portfolio were variable based on various indexes. The remaining loans have fixed interest rates. Loans with fixed rates and maturities of less than one year at September 30, 2000 are considered variable. The Company's line-of-credit agreement provides for variable interest based on the prime rate or at the Company's option, a "LIBOR" based rate.

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

Subsequent events
-----------------

In October, 2000 a lease having an outstanding balance of approximately $135,000 became a serious collection problem. The status of this lease may require a write off of almost the entire balance, which will negatively impact fourth quarter earnings performance if the write off is necessary.

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

                                  SOURCE CAPITAL CORPORATION
                                  --------------------------
                                         (Registrant)



Date:      November 7, 2000       By:  /s/ D. Michael Jones
       ---------------------           -----------------------------
                                        D. Michael Jones
                                        President and Chief Executive Officer

Date:      November 7, 2000       By:  /s/ Lester L. Clark
       ---------------------           --------------------------------
                                        Lester L. Clark
                                        Vice President-Secretary/Treasurer
                                        Principal accounting and finance officer