Form 10KSB40
period 2000-12-31
SOURCE CAPITAL CORP
filed 2001-03-30
CIK 746776

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB


     [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
              ENDED DECEMBER 31, 2000


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

The issuer's revenues for its most recent fiscal year:  $11,209,715.

The aggregate market value of the voting common equity held by non-affiliates as of February 6, 2001: $6,350,736.

The number of shares outstanding of each of the issuer's classes of common equity, as of February 6, 2001: 1,302,715.

                      DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission prior to April 23, 2001 pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2001 annual meeting of registrant's shareholders are incorporated herein by reference into part III of this report.

Transitional Small Business Disclosure Format (check one): Yes      ;  No   X  .
                                                               -----      -----

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

Loans originated during 2000 and 1999, together with their terms and range of interest rates are as follows:

                                         2000                        1999
                                         ----                        ----

    Loan Amount                        $34,513,870                $31,412,419
    Term                                1-3 years                   1-3 years
    Interest rate                     11.50 - 13.50%             11.25 - 13.50%

The Company typically charges its borrowers loan origination fees in connection with its commercial lending activities, thereby increasing the effective yield recognized on the loans. In some instances, the Company purchases contracts which may carry below market rates of interest. However, the Company discounts the purchase price of below market rate contracts so that the yield on the discounted contract will approximate the rates being charged on its originated loans. Lending decisions are made by a loan committee comprised of the Chairman, President and Executive Vice President of the Company. Loans exceeding $1,500,000 require the approval of the Company's primary lender to be eligible for inclusion in the Company's collateral base. Loans exceeding $3,000,000 also require approval by the Board of Directors' loan committee. The Company originates commercial loans that are collateralized primarily by real property. The principal factors considered in making lending decisions are the amount of the loan in comparison to the value of the collateral, the borrower's financial condition and the borrower's capacity to repay the loan. The Company attempts to minimize lending risk by limiting the total amount loaned to any one borrower. Additionally, the Company monitors and restricts its credit exposure in specific industries and geographic areas. The Company typically requires significant collateral for its commercial and real estate loans. The average loan to value percentages of the Company's portfolio at December 31, 2000, was estimated by management to be 54%. In addition, one or more of the Company's loan officers personally inspect all real estate that is offered to the Company as collateral.

For additional information concerning commercial loans, see Note 2 of Notes to Consolidated Financial Statements (the "Consolidated Financial Statements") for the years ended December 31, 2000 and 1999, which note is incorporated herein by this reference.

LEASING ACTIVITIES
------------------

Source Capital Leasing Co. ("SCLC"), a Washington corporation and wholly owned subsidiary of the Company, was formed in March 1997. SCLC is an independent lessor providing direct finance leases in the small to middle markets, primarily in the eleven most western states. SCLC provides financing of lease transactions generally with equipment costing from $10,000 to $150,000, and terms ranging from 11 months to 60 months.

Leases originated in 2000 and 1999, together with their terms and range of interest rates are as follows:

                                        2000                      1999
                                        ----                      ----
         Lease amount              $5,665,294                 $11,344,789
         Term                      11 - 60 months             12 - 60 months
         Interest rate             12.15 - 24.02%              6.41 - 25.57%

SCLC's average lease investment for contracts in its portfolio at December 31, 2000 and 1999 was approximately $34,000 and $41,000, with the largest leases written during the years approximating $172,000 and $246,000, respectively. SCLC maintains a diversified portfolio in order to minimize its credit exposure to any single industry or individual lessee. At December 31, 2000 SCLC maintained leases of equipment in agricultural/forest products, computer/data processing, construction/heavy equipment, health care, manufacturing, office equipment/furniture, restaurant equipment, retail/service equipment, signage/marketing, and transportation industries. As of December 31, 2000, no single industry accounted for more than 18.1% and no single lessee accounted for more than 1.2% of its gross lease receivables.

Lease contracts that meet the Company's credit requirements, but do not meet management's minimum yield requirements are sold in the secondary market. Certain of these lease contracts are participated or sold on a non-recourse basis through lease brokers. Additionally, SCLC has broker agreements with other funding sources and during the year ended December 31, 2000 SCLC sold one tranche of net leases totaling approximately $1.1 million for a gain of approximately $54,000. These leases were substantially sold on a non-recourse basis allowing SCLC to accelerate the earnings process on a percentage of the portfolio. The Company may, but is not obligated to, sell additional leases in the future.

SCLC discontinued funding lease contracts through lease broker referrals in the fourth quarter of 2000. Leases are approved on a contract by contract basis and only by direct communication with the prospective lessee. Leases from $10,000 to $150,000 require the approval of the Chief Credit Officer of SCLC. Leases exceeding $150,000 up to $250,000 also require the approval of the President of the parent Company. At the Company's request, the line-of-credit with the Company's lender was capped at its current level on December 28, 2000 and converted to a fully amortizing term loan for 2001, (which amortization mirrors the Company's lease portfolio), with final maturity in August 2005. Lease contracts are collateralized by the underlying equipment and are usually guaranteed by the principals of the lessee. SCLC's leasing credit practice is based upon the lessee's financial position, creditworthiness and ability to meet cash flow obligations. All other credit considerations are similar to those followed by the commercial lending group. Subsequent to year end December 31, 2000 the parent Company (Source Capital Corporation) made a $500,000 capital infusion into SCLC to offset losses generated by the leasing company in 2000 and to provide capital for any new leases the Company may fund.

For additional information concerning leasing, see Note 3 of Notes to the Consolidated Financial Statements, which note is incorporated herein by this reference.

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

At December 31, 2000 and 1999, the allowance for loan losses was approximately $240,000 and $220,000, respectively, and for lease losses approximately $421,000 and $320,000 respectively, which in the opinion of management was adequate.

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

Loans and leases owned by the Company are considered delinquent when a scheduled payment becomes 31 days past due. The following table sets forth the principal balances of delinquent loans and leases in the Company's loan and lease portfolios at December 31, 2000 and 1999.
                                                  Principal       % of Total
                   2000                            Balance          Amount
                   ----                            -------          ------

                Commercial loans                   $2,083,000         4.4%
                Leases                             $  540,617         3.5%

                   1999
                   ----

                Commercial loans                   $  550,000         1.3%
                Leases                             $  625,230         3.5%

Of the total past due loans at December 31, 2000 and 1999, $1,218,000 and $550,000 respectively exceeded 90 days past due. Delinquent leases 90 days or more past due at December 31, 2000 and 1999, were $202,991 and $119,852, respectively. For additional information concerning delinquencies and real estate and equipment owned see Notes 2, 3 and 5 of Notes to the Consolidated Financial Statements which notes are incorporated herein by this reference.

SOURCES OF FUNDS
----------------

Funding for new loans is provided from repayments of principal and interest on current loans and from a $45,000,000 line of credit which expires on April 30, 2001. Borrowings under the Company's credit agreement bear interest at .25% over the bank's prime rate (9.50% at December 31, 2000). The Company at its option may purchase "LIBOR" (London Interbank Offered Rate) contracts as a part of its line of credit. The Company's outstanding debt at December 31, 2000 included "LIBOR" contracts of $25,000,000 in the total $30,050,000 outstanding under the credit agreement. The "LIBOR" contracts purchased by the Company bear interest at 2.625% over the "LIBOR" rate on the date of purchase. All borrowings under the credit agreement are collateralized by loans receivable. The credit agreement contains certain restrictive covenants including maximum percentages of loan categories allocated to land loans, second mortgages, construction loans and loan terms exceeding 24 months. The credit agreement also contains covenants requiring the Company to maintain a minimum level of cash and marketable securities of at least $200,000 and tangible net worth plus subordinated debt of at least $17,000,000. The credit line is annually renewable. See Note 7 of Notes to the Consolidated Financial Statements, which note is incorporated herein by this reference.


At December 31, 2000 the Company was indebted on $4,000,000 of Convertible Subordinated Debentures. The debentures carry an interest rate of 7.5%, mature on March 1, 2008 and are convertible into common stock at the rate of $8.01 per share. The debentures are convertible at any time until maturity at the option of the debenture holder. The debentures are redeemable, in whole or in part, at any time on or after March 1, 2001, at the option of the Company. The debentures are unsecured general obligations of the Company subordinate in right of repayment to all existing and future Senior indebtedness of the Company. Senior indebtedness includes but is not limited to, all current bank lines-of-credit and any future increases to these lines as well as any new borrowings from financial institutions. See Note 9 of Notes to the Consolidated Financial Statements, which note is incorporated herein by this reference.

Funding for new lease contracts was provided from repayments of current leases and from a separate $13,000,000 line of credit. Borrowings under the line of credit bear interest based upon the Bank's composite cost of funds, and vary by terms of the contract financed. On December 28, 2000 at the Company's request the leasing line-of-credit was converted to an amortizing term loan which maturity coincides with the separate maturities of the leases funded by the line-of-credit, the latest being August 31, 2005. The Company had approximately $9,743,000 outstanding under its line when converted at December 31, 2000 to term debt. Rates at December 31, 2000 ranged from 6.98% to 9.15%. See Note 7 of Notes to the Consolidated Financial Statements, which note is incorporated herein by this reference.

COMPETITION
-----------

The market for non-regulated financial services providers such as the Company is highly competitive and fragmented. The markets for small ticket commercial equipment leases, and real estate financing are extensive.

Competition in the markets in which the Company competes is intense and includes many regional and national regulated financial institutions with substantially greater resources than the Company. The Company also competes against finance companies that provide low-cost credit facilities to a proprietary customer base. Management believes that the Company's primary competitors include: (i) Pacific Coast Investment, Mortgages Limited, Metropolitan Mortgage and Coast Business Credit in real estate financing; and (ii) Summit Leasing, SDI Capital and JDR Capital in equipment leasing.

The Company believes it has positioned itself to compete against providers of commercial business financing by reason of its high level of service to customers, its experienced personnel and its ability to provide turn-key financial solutions to small and mid-size business as well as non-traditional commercial customers.

EMPLOYEES
---------

At December 31, 2000, the Company employed eighteen people, none of whom were represented by a collective bargaining unit. The Company believes relations with its employees are good.

Item 2.  Description of Properties.
----------------------------------

The Company's headquarters are located in leased offices at 1825 N. Hutchinson Rd., Spokane, Washington 99212. The lease expires in May 2001. For more information concerning this lease see Note 12 of Notes to the Consolidated Financial Statements. The Company also occupies leased office space located at 200 First Ave. West, Suite 403, Seattle, Washington and 614 S. W. Eleventh Ave. Suite D. Gallery Level, Portland, Oregon. These properties are considered adequate to meet current corporate needs.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

No matters were submitted to a vote of shareholders of the Company's common stock during the fourth quarter of 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

The Company's common stock is traded on the NASDAQ Small Cap Market tier of the Nasdaq Stock Market. As of February 6, 2001, there were approximately 800 holders of record of the Company's common stock. Market prices for the Company's common stock were obtained from the Nasdaq stock activity reports and reflect actual closing prices. The high and low closing prices for 2000 and 1999 are as follows:

                     2000                                Common
                     ----                                ------
                  Quarter Ended                     High            Low
                  -------------                     ----            ---
                  March 31                          $5.94          $5.25
                  June 30                            5.88           5.31
                  September 30                       5.50           3.97
                  December 31                        5.00           3.91

                     1999                                 Common
                     ----                                 ------
                  Quarter Ended                     High            Low
                  -------------                     ----            ---
                  March 31                          $8.00          $5.00
                  June 30                            6.75           5.38
                  September 30                       7.00           5.75
                  December 31                        6.94           5.50


On February 6, 2001 the closing price was $4.88.

The Company's dividend history is as follows:

                    Date paid                        Amount per share
                    ---------                        ----------------
                    April 19, 1996                         $.15
                    February 28, 1997                       .18
                    February 27, 1998                       .18
                    February 26, 1999                       .18
                    February 28, 2000                       .22
                    March 2, 2001                           .22

Item 6.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations.
         ----------------------

Results of Operations - 2000 Compared to 1999
---------------------------------------------

The Company reported net income of approximately $1,010,000 or $.67 per diluted share for the year ended December 31, 2000 compared to net income of approximately $1,055,000 or $.66 per diluted share for the year ended December 31, 1999. The Company's interest margin increased from approximately $5,180,000 in 1999 to approximately $5,783,000 for the year ended December 31, 2000. The increase in interest margin was the result of an increase in interest and fees of approximately $1,773,000 offset by a decrease in leasing revenues of approximately $264,000 from 1999 levels. The revenue gain was partially offset by an increase in interest expenses of approximately $905,000. The increase in revenue was due to the Company's ability to grow its average earning asset portfolio by approximately $4.9 million, to $64.5 million in 2000. The growth in the Company's earning assets was primarily the result of growth in the Company's loan portfolio, which grew from approximately $42.8 million at December 31, 1999 to a high of approximately $60 million at August 31, 2000 before falling back to year end levels of approximately $46.1 million. The decline in outstandings from August to December was due to the large amount of repayments in the fourth quarter of 2000, ($13.4 million as compared to $11.8 million in the fourth quarter of 1999). Included in the 2000 loan repayments were approximately $7.4 million in loans which were paid in full prior to their scheduled maturity in 2000. The increase in interest expense is due to the general increase in interest rates and an increase in borrowings, which correlates directly to the increase in the Company's loan portfolio, as the Company was able to increase its leverage, thereby, positioning itself for future growth in its commercial real estate lending portfolio.

Gains on securities transactions and sales of assets consist primarily of an approximate $245,000 gain on retirement of Subordinated Debentures a $127,000 gain on the sale of securities and a $54,000 gain on the sale of leases. These gains compare to a gain of approximately $382,000 on the sale of leases and a gain on the sale of securities of approximately $18,000 in 1999.

The provision for lease losses increased by approximately $47,000 over the 1999 provision, due to our collection experience in 2000, of leases funded through lease brokers. The reserve for lease losses increased from 2.2% of net leases outstanding in 1999 to 3.3% at December 31, 2000. The decision to increase the reserve was based on charged off leases net of recoveries of approximately $352,000 in 2000 and to maintain a reserve more in line with industry averages as the Company's lease portfolio continues to mature. Additionally the Company took market write-downs on repossessed equipment of approximately $645,000. The Company added $10,000 to the reserve for loan losses in 2000 and took market write downs of $151,000 on other receivables and real estate.

Operating expenses decreased by approximately $32,000 in 2000 as compared to 1999. Employee compensation and benefits decreased by approximately $76,000 primarily due to a decrease in the Company's work force. At December 31, 2000 the Company employed six personnel in its leasing operations, six personnel in its real estate lending operations and six personnel in administrative and support operations. Other operating expenses increased by approximately $45,000. Of the increase in other operating expenses the most significant was an approximate $124,000 increase in collection and repossession charges followed by, a $51,000 increase in insurance expense, both primarily related to the Company's leasing operations. These increases were partially offset by reductions in various other expense categories.

Net interest margin on earning assets increased from 8.7% in 1999 to 9.0% in 2000. This increase is primarily due to the general increase in interest rates and the more favorable "LIBOR" interest rate option used by the Company on the majority of its borrowings throughout the year. The Company's cost of funds increased from 8.4% in 1999 to 9.4% in 2000 again related to the general increase in interest rates. Additionally the yield on the Company's loan portfolio increased from 15.13% in 1999 to 16.66% in 2000.

The income tax provision increased from approximately $560,000 in 1999 to approximately $595,000 in 2000. Although the Company has significant net operating loss carryforwards available to reduce income taxes payable, the utilization of these net operating losses is limited each year due to the change in ownership of the Company which occurred in 1991. The amount of net operating losses that can be used in any given year to reduce taxable income is approximately $448,000. Although for financial statement purposes the Company reported approximately $595,000 in income tax expense for 2000 (in accordance with FASB Statement 109 "Accounting for Income Taxes"), for income tax purposes, the actual tax liability for 2000 is expected to be significantly lower due to the utilization of the net operating loss carryforwards and the differences between book and tax accounting for leases. As discussed in Note 6 of Notes to the Consolidated Financial Statements, the deferred tax asset results primarily from net operating loss carryforwards.

Financial Condition and Liquidity
---------------------------------

At December 31, 2000, the Company had approximately $644,000 of cash and cash equivalents and $152,000 of marketable securities. The Company's primary sources of cash during 2000 were approximately $40,747,000 from short-term borrowings, $31,274,000 of principal repayments on outstanding loans, $4,339,000 from collections on direct financing leases, $1,873,000 from operations, $1,185,000 from the sale of leases and $616,000 from the sale of real estate and equipment. In 2000, the primary uses of cash were approximately $37,736,000 repayment of short term borrowings, $34,514,000 of loan originations, $5,665,000 additions to direct financing leases, $1,569,000 payment for the redemption of Subordinated Debentures, $316,000 payment for redemption of common stock and $299,000 payment of dividends. The Company has a $45,000,000 revolving line of credit, to fund its real estate lending operations, which expires on April 30, 2001. Additionally the Company has an amortizing loan with expiration tied to individual leases the latest being August 31, 2005. Management believes that the line of credit, coupled with the cash and short-term investments held at December 31, 2000, normal loan and lease repayments and the sale of part or all of the real estate and equipment owned will provide sufficient cash to fund operating needs during 2001. However, the Company may seek additional funds dependent on the direct lending demand and other projects the Company may endeavor to undertake during the year.

Subsequent Events:
-----------------

Subsequent to year end, in February, 2001, one of two banks that provide a line of credit to fund the Company's real estate lending operations informed the Company that it has made a business decision to exit the mortgage warehouse lending business. This decision encompasses all companies for which the bank has previously provided credit facilities to fund new real estate loan originations, including the Company. The Company's existing line of credit matures on April 30, 2001 and the bank has extended the line for an additional six month period which expires on November 1, 2001, in order to allow the Company time to seek alternative lines of credit from other financial institutions. The Company is currently holding discussions with other potential lenders and management is confident the Company will be able to replace its credit facility prior to the expiration of the extension.

Effects of Inflation and Changes in Interest Rates.
---------------------------------------------------

Interest rates earned on the Company's loan portfolio are subject to change as inflationary pressures and other factors, affect prime interest rates. At December 31, 2000, interest rates being charged on approximately 97% of the Company's loan portfolio were based upon the prime interest rate or other indexes. The remaining loans have fixed interest rates. The Company's line of credit agreement provides for variable interest based upon the prime rate or, at the Company's option, a "LIBOR" based rate.

Management believes that any negative effects of a decrease or increase in the prime interest rate would be largely offset by the Company's relatively short-term loan portfolio, balloon payments and the large percentage of variable rate loans, coupled with the fact that the Company's line of credit is also based on the prime interest rate thus reducing or increasing the Company's borrowing rate by the same percentage points as the Company's loan portfolio.

Rates earned on the Company's lease portfolio are fixed for the term of the lease. The funds borrowed to fund leases are also fixed and are amortized coincident with the term of the lease.

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. In June 2000, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 138 ("SFAS No. 138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 138 states that if certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (I) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (II) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 and 138 are effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The Company' does not expect the adoption of SFAS No. 133 and 138 to have a material impact on the Company's consolidated financial statements.

In September 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 140 ("SFAS No. 140"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain new disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 125 was adopted by the Company beginning in the first quarter of the year ended December 31, 1997. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions for fiscal years ending after December 15, 2000. The Company's adoption of SFAS No. 140 did not have a material impact on the Company's consolidated financial statements.

Item 7.  Financial Statements.
-----------------------------

Information required by this Item is included in the Consolidated Financial Statements filed as a part of this report.

Item 8.  Changes in and Disagreements With Accountants on Accounting
--------------------------------------------------------------------
         and  Financial Disclosure.
         --------------------------

None.


                                                         PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
         Compliance  with Section 16(a) of The Exchange Act.
         ---------------------------------------------------

The information requested by this item will be included in the proxy statement to be filed by the registrant with the Securities and Exchange Commission prior to April 23, 2001 pursuant to Regulation 14A adopted under the Securities Exchange Act of 1934 and incorporated herein by reference.

Item 10.  Executive Compensation.
---------------------------------

The information requested by this item will be included in the proxy statement to be filed by the registrant with the Securities and Exchange Commission prior to April 23, 2001 pursuant to Regulation 14A adopted under the Securities Exchange Act of 1934 and incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

The information requested by this item will be included in the proxy statement to be filed by the registrant with the Securities and Exchange Commission prior to April 23, 2001 pursuant to Regulation 14A adopted under the Securities Exchange Act of 1934 and incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

The information requested by this item will be included in the proxy statement to be filed by the registrant with the Securities and Exchange Commission prior to April 23, 2001 pursuant to Regulation 14A adopted under the Securities Exchange Act of 1934 and incorporated herein by reference.


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


                         Employment Agreement with D. Michael Jones dated
                         January 18, 1996, incorporated by reference to
                         Exhibit 10.2 filed with the Company's 10-KSB Dated
                         December 31, 1996.                                                      10.2

                         Other Material Contracts:

                         Registration Rights Agreement between the Registrant
                         and Pacific Crest Securities, Inc., incorporated by
                         reference to Exhibit 10.3 filed with the Registrant's
                         Current Report on Form 8-K dated February 11, 1998.                     10.3

                         Subsidiaries of the Registrant.                                         21


                 Reports on Form 8-K

                          No Reports on Form 8-K were filed during the last quarter of 2000.

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

Date:      March 21, 2001                            By:  /s/ D. Michael Jones
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

Date:     March 27, 2001                                     By:  /s/ D. Michael Jones
       -------------------------                                  -------------------------------------
                                                                    D. Michael Jones
                                                                    President (Principal Executive Officer)
                                                                    Director

Date:      March 27, 2001                                    By:  /s/ Lester L. Clark
       -------------------------                                  ----------------------------------------
                                                                   Lester L. Clark
                                                                   Vice President, Treasurer and Secretary
                                                                   (Principal Accounting and Financial Officer)

Date:      March 27, 2001                                    By:  /s/ Alvin J. Wolff, Jr.
       -------------------------                                  ----------------------------------------
                                                                   Alvin J. Wolff, Jr.
                                                                   Director, Chairman of the Board

Date:      March 27, 2001                                    By:  /s/ Clarence H. Barnes
       -------------------------                                  -------------------------------------
                                                                   Clarence H. Barnes
                                                                        Director

Date:      March 27, 2001                                    By:  /s/ Robert E. Lee
       -------------------------                                  -----------------------------------------
                                                                   Robert E. Lee
                                                                        Director

Date:      March 27, 2001                                    By:  /s/ Daniel R. Nelson
       -------------------------                                  ---------------------------------------
                                                                   Daniel R. Nelson
                                                                        Director

Date:      March 27, 2001                                    By:  /s/ Charles G. Stocker
       -------------------------                                  ---------------------------------------
                                                                   Charles G. Stocker
                                                                        Director

Date:      March 27, 2001                                    By:  /s/ John A. Frucci
       -------------------------                                  ------------------------------------------
                                                                    John A. Frucci
                                                                        Director

Date:      March 27, 2001                                    By:  /s/ Paul A. Redmond
       -------------------------                                  --------------------------------------
                                                                    Paul A. Redmond
                                                                        Director

Source Capital Corporation and Subsidiaries
Index to Consolidated Financial Statements


                                                                           Page
                                                                           ----

Report of Independent Certified Public Accountants                         F-2

Consolidated Balance Sheets                                                F-3

Consolidated Statements of Income and Comprehensive Income                 F-4

Consolidated Statements of Changes in Stockholders' Equity                 F-5

Consolidated Statements of Cash Flows                                      F-6

Notes to Consolidated Financial Statements                                 F-8

Report of Independent Certified Public Accountants




The Board of Directors and Stockholders
Source Capital Corporation and Subsidiaries
Spokane, Washington


We have audited the accompanying consolidated balance sheets of Source Capital Corporation and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Source Capital Corporation and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                          /s/ BDO Seidman, LLP



Spokane, Washington
January 26, 2001, except for Note 7,
  which is as of March 27, 2001

Source Capital Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2000 and 1999



                                                                   2000            1999
                                                               ------------    ------------
                     ASSETS

Loans receivable, net                                          $ 46,063,294    $ 42,833,844
Leases receivable, net                                           12,487,497      14,224,409
Accrued interest receivable                                         594,065         326,190
Cash and cash equivalents                                           644,476         590,630
Marketable securities                                               152,467         195,684
Real estate and equipment owned                                     679,027         594,366
Other assets                                                        766,124       1,141,887
Deferred income taxes                                               989,500       1,206,560
                                                               ------------    ------------

         Total assets                                          $ 62,376,450    $ 61,113,570
                                                               ============    ============

                 LIABILITIES

Notes payable to bank                                          $ 39,792,517    $ 36,781,267
Long-term debt                                                    3,064,940       3,103,269
Accounts payable and accrued expenses                               874,551         879,209
Customer deposits                                                   554,913         723,005
Convertible subordinated debentures                               4,000,000       5,950,000
                                                               ------------    ------------

         Total liabilities                                       48,286,921      47,436,750
                                                               ------------    ------------

Commitments (Notes 2, 8, 9, 10 and 12)

         STOCKHOLDERS' EQUITY

Preferred stock, no par value, 10,000,000 shares authorized,
   no shares outstanding                                                 --              --
Common stock, no par value, authorized 10,000,000 shares;
   issued and outstanding, 1,302,715 and 1,359,645 shares         6,737,234       7,052,881
Additional paid-in capital                                        2,049,047       2,049,047
Accumulated other comprehensive loss                                (16,307)        (33,568)
Retained earnings                                                 5,319,555       4,608,460
                                                               ------------    ------------
         Total stockholders' equity                              14,089,529      13,676,820
                                                               ------------    ------------

         Total liabilities and stockholders' equity            $ 62,376,450    $ 61,113,570
                                                               ============    ============


See accompanying notes to consolidated financial statements.

Source Capital Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2000 and 1999

                                                                          2000           1999
                                                                      -----------    -----------
Financing income:
   Interest and fee income                                            $ 8,368,672    $ 6,596,089
   Lease financing income                                               2,411,029      2,675,086
   Interest expense                                                    (4,996,562)    (4,091,394)
                                                                      -----------    -----------
      Net financing income                                              5,783,139      5,179,781

Other income and provision for loan losses:
   Gains on the sale of securities, lease tranches and other assets       184,553        400,443
   Provision for loan and lease losses and market write downs          (1,249,603)      (578,353)
                                                                      -----------    -----------
Income before operating expenses                                        4,718,089      5,001,871
                                                                      -----------    -----------

Operating expenses:
   Employee compensation and benefits                                   2,024,301      2,100,567
   Other operating expenses                                             1,333,798      1,289,069
                                                                      -----------    -----------
      Total operating expenses                                          3,358,099      3,389,636
                                                                      -----------    -----------

Income before income tax provision and extraordinary item               1,359,990      1,612,235
                                                                      -----------    -----------

Income tax provision:
   Current                                                               (287,353)      (297,907)
   Deferred                                                              (217,060)      (261,100)
                                                                      -----------    -----------
      Total income tax provision                                         (504,413)      (559,007)
                                                                      -----------    -----------

Income before extraordinary item                                          855,577      1,053,228
  Extraordinary item - gain on extinguishment of
    subordinated debt (net of tax expense of $90,821 and $1,193)          154,640          2,215
                                                                      -----------    -----------

Net income                                                            $ 1,010,217    $ 1,055,443
                                                                      ===========    ===========

Net income per common share - basic                                   $       .77    $       .78
                                                                      ===========    ===========


Net income per common share - diluted                                 $       .67    $       .66
                                                                      ===========    ===========

Weighted average number of basic common shares outstanding              1,320,231      1,359,221
                                                                      ===========    ===========

Weighted average number of diluted common shares outstanding            1,952,115      2,116,244
                                                                      ===========    ===========

Cash dividends per share                                              $       .22    $       .18
                                                                      ===========    ===========


Net income                                                            $ 1,010,217    $ 1,055,443

Other comprehensive income:
  Unrealized gain (loss) on marketable,
     securities, net of tax                                                17,261        (17,699)
                                                                      -----------    -----------

   Comprehensive income                                               $ 1,027,478    $ 1,037,744
                                                                      ===========    ===========


See accompanying notes to consolidated financial statements.

Source Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000 and 1999

                                                                                                          Accumulated
                                                                                            Additional       Other
                                                                     Common Stock             Paid-in    Comprehensive    Retained
                                                                 Shares         Amount        Capital          Loss       Earnings
                                                              -----------    -----------    -----------   -----------    -----------

Balance, January 1, 1999                                        1,350,279    $ 7,006,849    $ 2,049,047   $   (15,869)  $ 3,795,765
   Cash dividend ($.18 per share) paid February 25, 1999               --             --             --            --      (242,748)
   Redemption and cancellation of outstanding common stock           (634)        (3,968)            --            --            --
   Exercise of common stock options                                10,000         50,000             --            --            --
   Net income                                                          --             --             --            --     1,055,443
   Net change in unrealized losses on marketable securities            --             --             --       (17,699)           --
                                                              -----------    -----------    -----------   -----------   -----------

Balance, December 31, 1999                                      1,359,645      7,052,881      2,049,047       (33,568)    4,608,460
   Cash dividend ($.22 per share) paid February 28, 2000               --             --             --            --      (299,122)
   Redemption and cancellation of outstanding common stock        (56,930)      (315,647)            --            --            --
   Net income                                                          --             --             --            --     1,010,217
   Net change in unrealized losses on marketable securities            --             --             --        17,261            --
                                                              -----------    -----------    -----------   -----------   -----------

Balance, December 31, 2000                                      1,302,715    $ 6,737,234    $ 2,049,047   $   (16,307)  $ 5,319,555
                                                              ===========    ===========    ===========   ===========   ===========




See accompanying notes to consolidated financial statements.

Source Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 2000 and 1999

                                                                      2000            1999
                                                                 ------------    ------------
                           Increase (Decrease) in Cash
Cash flows from operating activities:
   Net income                                                    $  1,010,217    $  1,055,443
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                  79,879          66,917
         Provision for loan and lease losses                          463,804         406,845
         Impairment loss on repossessed assets                        785,799         171,508
         Deferred income tax                                          217,060         261,100
         Gains on sale of securities and other assets                (184,553)       (403,851)
         Gain on debt retirement                                     (245,461)             --
         Change in:
           Accrued interest receivable and other assets               (65,811)        105,258
           Accounts payable and accrued expenses                      (20,280)        212,360
           Customer deposits                                         (168,092)         35,203
                                                                 ------------    ------------
                 Net cash provided by operating activities          1,872,562       1,910,783
                                                                 ------------    ------------

Cash flows from investing activities:
   Proceeds from sale of marketable securities                        187,621          24,474
   Loan originations                                              (34,513,870)    (31,412,419)
   Loan repayments                                                 31,274,420      28,866,597
   Additions to direct financing leases                            (5,665,294)    (11,344,789)
   Collections on direct financing leases                           4,339,239       4,998,408
   Proceeds from sale of real estate and equipment owned              616,343         587,763
   Proceeds from sale of leases                                     1,184,665       5,083,490
   Purchase of office furniture and equipment                         (30,986)       (124,380)
                                                                 ------------    ------------

                 Net cash used in investing activities             (2,607,862)     (3,320,856)
                                                                 ------------    ------------

Cash flows from financing activities:
   Proceeds from line of credit borrowings                         40,746,925      42,516,980
   Payments on line of credit borrowings                          (37,735,675)    (40,978,877)
   Payments of long-term debt                                         (38,329)        (44,310)
   Proceeds from exercise of stock options                                 --          50,000
   Payments for redemption of common stock                           (315,647)         (3,968)
   Payments for redemption of debentures                           (1,569,006)        (46,592)
   Cash dividends paid                                               (299,122)       (242,748)
                                                                 ------------    ------------
                 Net cash provided by financing activities            789,146       1,250,485
                                                                 ------------    ------------

Source Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows, Continued for the years ended December 31, 2000 and 1999


                                                               2000          1999
                                                           -----------   -----------
Net increase (decrease) in cash and cash equivalents            53,846      (159,588)
Cash and cash equivalents, beginning of year                   590,630       750,218
                                                           -----------   -----------

Cash and cash equivalents, end of year                     $   644,476   $   590,630
                                                           ===========   ===========

Supplemental disclosure of cash flow information:
   Interest paid                                           $ 4,843,947   $ 4,024,882
   Income taxes paid                                           431,043       197,300

   Non-cash financing and investing transactions:
      Financing of sales of real estate owned              $        --   $    66,000
      Deferred interest on financing of real estate sold            --        13,160
      Loans and interest converted to real estate owned
         through repossession                                       --       198,317
      Leases converted to repossessed assets                 1,531,439     1,046,435
      Unrealized gain (loss) on marketable securities           17,261       (17,699)


See accompanying notes to consolidated financial statements.

Source Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements


  1.   Organization and Summary of Significant Accounting Policies:

       Organization

       Source Capital Corporation was incorporated in Washington in October 1969. The Company is engaged in lending activities, primarily making direct loans to individuals and corporations. Approximately 65% of the Company's loan portfolio is collateralized by real estate located in the Pacific Northwest. In April 1997, the Company began equipment leasing operations through its wholly owned subsidiary, Source Capital Leasing Company, and in November 1997 began an accounts receivable factoring operation through its other wholly owned subsidiary, Source Capital Finance Inc. In the fourth quarter of 1998 the Company redeployed the personnel in its factoring operations to the Company's leasing operations. In the fourth quarter 2000 the Leasing Company scaled back its leasing activities by reducing its relationships with lease brokers, as management determined it was in the Company's best interest to deal directly with lessee's. In connection with the scaled back leasing activities the Company reduced its leasing staff by four personnel.

       Principles of Consolidation

       The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Loans Receivable

       Loans receivable are reported at their outstanding principal balance reduced by an estimated allowance for credit losses and any deferred fees or costs. Accrued interest is included in other assets.

       Loan origination fees, net of certain direct origination costs, are deferred and amortized as an adjustment of yield over the term of the related loan.

       Allowance for Losses on Loans and Leases

       The allowance for credit losses is based on a current evaluation of the probable credit losses in the Company's loan and lease portfolios. Provision for loss is recognized based on the estimated fair value of the underlying collateral, net of selling costs.

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

       Net Income Per Share

       Net income per share - basic is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Net income per share - diluted is computed by dividing net income (adjusted for interest expense on subordinated debentures) by the weighted-average number of common shares outstanding increased by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

       The net income per share disclosures have been made in accordance with SFAS No. 128, "Earnings per Share". During the years ended December 31, 2000 and 1999 stock options outstanding resulted in the addition of 2,362 and 14,201 weighted average shares to the diluted net income per share computation.

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

       New Accounting Pronouncements

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. In June 2000, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 138 ("SFAS No. 138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 138 states that if certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (I) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (II) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 and 138 are effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 and 138 to have a material impact on the Company's consolidated financial statements.

       In September 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 140 ("SFAS No. 140"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain new disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 125 was adopted by the Company beginning in the first quarter of the year ended December 31, 1997. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions for fiscal years ending after December 15, 2000. The Company's adoption of SFAS No. 140 did not have a material impact on the Company's consolidated financial statements.

       Reclassifications

       Certain 1999 balances have been reclassified to conform with the 2000 presentation with no effect on retained earnings or net income as previously reported.

  2.   Loans Receivable:

       Loans receivable consist of short-term and long-term loans made to individuals and corporations. Virtually all loans are collateralized by real property. At December 31, 2000, approximately 97% of the loans have interest rates that fluctuate based upon changes in the prime interest rate or other indexes. Loans receivable, the weighted-average interest rate and effective yield (including amortized loan fees) by type of loan at December 31, 2000 and 1999 consist of the following:

                                                                             Weighted-
                                                                              Average           Effective Yield
                                                                            Contractual        on Average Loans
         2000                                              Amount          Interest Rate          Outstanding
         ----                                          --------------  --------------------  --------------------

         Commercial real estate loans                  $   46,885,675          12.99%                16.66%
         Unearned discounts and fees                         (582,102)
         Allowance for loan losses                           (240,279)
                                                       --------------

         Loans receivable, net                         $   46,063,294
                                                       ==============


         1999

         Commercial real estate loans                     $43,729,290          12.36%                15.13%
         Unearned discounts and  fees                        (675,446)
         Allowance for loan losses                           (220,000)
                                                       --------------
         Loans receivable, net                         $   42,833,844
                                                       ==============

       Included in the 2000 totals above are two commercial loans for a total of $1,218,000 which are non-performing, however, one of these loans in the amount of $970,000 is still accruing interest as the loan is well secured and the Company expects to recover all accrued interest and principal in 2001. Included in the 1999 totals above is one commercial loan totaling approximately $550,000 which was identified as non-performing. This loan was paid down to $248,000 in 2000. Interest income of $130,854 was recognized on these loans during the year ended December 31, 2000. Had these loans performed in accordance with their original terms, interest income of $148,329 would have been recognized. The average recorded investment in impaired loans during the year ended December 31, 2000 and 1999 was $1,081,641 and $632,120 respectively.

       The following table sets forth the final scheduled maturity dates of the principal balances of loans in the portfolio at December 31, 2000:

                            Year Ending
                           December 31,                         Amount
                           ------------                         ------

                               2001                        $   41,154,927
                               2002                             1,814,374
                               2003                               229,676
                               2004                                    --
                               2005                                    --
                            Thereafter                          3,686,698
                                                           --------------
                                                           $   46,885,675
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

       The Company has outstanding loans to fifteen borrowers exceeding $1,000,000 individually, which aggregate approximately $24,069,000 at December 31, 2000. Included in the aforementioned total is a loan of approximately $3,659,000 which the Company originated on the sale of a shopping center (see note 8) and a loan of approximately $3,000,000 of which approximately $1,500,000 is participated out to another lender. The Company believes that the value of the real estate that collateralizes these loans is sufficient to reduce the Company's credit risk on these loans to a reasonable level. Actual results could vary from estimates in the near term.

       At December 31, 2000, the Company has outstanding loan commitments aggregating approximately $3,309,000.

       The following is a summary of the changes in the allowance for loan losses for the years ended December 31, 2000 and 1999:
                                                       2000               1999
                                                     --------           --------

             Beginning balance                       $220,000           $207,992
             Recoveries                                10,279             12,008
             Provision                                 10,000                 --
             Write offs                                    --                 --
                                                     --------           --------
             Ending balance                          $240,279           $220,000
                                                     ========           ========

3.     Leases Receivable:

       Leases receivable consist of small ticket lease contracts with an average contract size of approximately $34,000. All leases are collateralized by the underlying equipment, additional collateral or personal guarantee by the lessee or surety. Leases are originated with varying terms from 11 to 60 months and are priced at the market rate for similar contracts. All leases are accounted for as direct financing capital leases and are reported net of unearned income.

       Following are the components of the Company's investment in leases receivable at December 31;

                                                     2000              1999
                                                 ------------      ------------

       Minimum lease payments receivable         $ 15,423,848      $ 17,751,017
       Initial direct costs                            67,591            76,899
       Residual value, estimated                      885,476           842,001
                                                 ------------      ------------
       Gross leases receivable                     16,376,915        18,669,917
       Less unearned finance income                (3,468,238)       (4,125,932)
       Less allowance for uncollectable leases       (421,180)         (319,576)
                                                 ------------      ------------
       Net investment in leases receivable       $ 12,487,497      $ 14,224,409
                                                 ============      ============

       The following table sets forth the expected future minimum lease payments to be received as of December 31, 2000.

                            Year Ending
                            December 31,
                            ------------
                               2001                         $    5,547,688
                               2002                              4,792,861
                               2003                              3,383,063
                               2004                              1,478,369
                               2005                                221,867
                                                            --------------
                                                            $   15,423,848
                                                            ==============

         The following is a summary of the changes in the allowance for lease losses for the years ended December 31, 2000 and 1999:

                                                    2000                 1999
                                                 ---------            ---------

                   Beginning balance             $ 319,576            $ 213,300
                   Recoveries                       17,819               53,902
                   Provision                       453,804              406,845
                   Write offs                     (370,019)            (354,471)
                                                 ---------            ---------
                   Ending balance                $ 421,180            $ 319,576
                                                 =========            =========

  4.   Marketable  Securities:

       The amortized cost and estimated market values of available-for-sale equity securities at December 31, 2000 and 1999 are as follows:

                                                                                                        Carrying/
                                                                             Gross         Gross       Estimated
                                                              Amortized    Unrealized    Unrealized      Market
                                                                Cost          Gains        Losses         Value
                                                            ------------  ------------  ------------   -----------
         2000:
             Equity securities                              $  168,774    $     34,463  $     50,770  $   152,467
                                                             ===========   ===========   ===========   ==========

         1999:
             Equity securities                              $    229,252  $     22,557  $     56,125  $   195,684
                                                            ============  ============  ============  ===========

       Gross gains of $127,143 and $18,355 were realized on sales of marketable securities in the years ended December 31, 2000 and 1999.

5.     Real Estate and Equipment Owned:

       Real estate and equipment owned consists primarily of real estate and equipment obtained upon loan and lease foreclosures and is adjusted to estimated net realizable value. The amounts held for resale as of December 31, 2000 and 1999 are as follows:
                                                      2000          1999
                                                  -----------   ------------
         Foreclosed real estate                   $   327,542   $   362,542
         Equipment held for resale                    351,485       231,824
                                                  -----------   ------------
                                                  $   679,027   $   594,366
                                                  ===========   ===========


6.     Income Taxes:

       The tax effect of the temporary differences and carryforwards giving rise to the Company's deferred tax assets at December 31, 2000 and 1999 is as follows:
                                                          2000          1999
                                                     -----------    -----------
            Net operating loss carryforwards         $   667,439    $   828,776
            Deferred compensation                        319,215        319,215
            Allowances for loan and lease losses         330,848        194,247
            Timing differences on true tax lease
               amortization                             (390,000)      (360,000)
            Other, net                                    61,998        224,322
                                                     -----------    -----------
                                                     $   989,500    $ 1,206,560
                                                     ===========    ===========


       Net operating loss carryforwards that will expire before utilization have been excluded from the deferred tax asset. No valuation allowance has been established for any of the Company's deferred tax assets as management believes it is more likely than not that these assets will be realized. Realization is dependent on the generation of sufficient taxable income in future years. The amount of deferred tax asset considered realizable may be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

       At December 31, 2000, the Company has regular and alternative minimum tax net operating loss carryforwards available to offset future taxable income. These carryforwards expire as follows:

         Year Ending                                                 Alternative
         December 31,                            Regular                Minimum
         ------------                          ----------             ----------
             2003                              $1,216,000             $       --
             2004                                 612,000                610,000
             2005                                  26,000                 26,000
                                               ----------             ----------
                                               $1,854,000             $  636,000
                                               ==========             ==========

       Due to the Company's change in ownership and its election to limit the annual utilization of net operating losses the effective tax rates on earnings before taxes differ from the federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates, for the years ended December 31, 2000 and 1999:

                                                              2000         1999
                                                              ----         ----
            Federal statutory tax rate                       34.0 %       34.0 %
            State rates, adjusted for federal benefit         3.1 %        2.0 %
            Permanent differences                            (0.5)%       (0.9)%
            Other                                             0.5 %       (0.4)%
                                                            -----       -----
            Effective Tax Rate                               37.1%        34.7 %
                                                            =====        =====

7.     Line-of-Credit Agreement:

       The Company has a $45,000,000 revolving line-of-credit agreement with a commercial bank which expires on April 30, 2001. Borrowings under the line-of-credit agreement bear interest at .25% over the bank's prime rate, (effective rate of 9.75% at December 31, 2000). The Company at its option may purchase "LIBOR" (London Interbank Offered Rate), contracts as a part of its line of credit. The Company's outstanding debt at December 31, 2000 included "LIBOR" contracts of $25,000,000 in the total $30,050,000 outstanding under the line of credit agreement. The "LIBOR" contracts purchased by the Company bear interest at 2.625% over the "LIBOR" rate on the date of purchase. All borrowings under the line-of-credit agreement are collateralized by loans receivable. The credit agreement contains restrictive covenants including maximum percentages of loan categories allocated to land loans, second mortgages, construction loans and loans with maturities exceeding 24 months. The agreement also requires the Company to maintain minimum levels of cash or marketable securities of $200,000 and a tangible net worth plus subordinated debt (see note 9) of at least $17,000,000. The Company was in compliance with all terms and covenants of the line of credit agreement at December 31, 2000. The line is annually renewable.

       Subsequent to year end, in February, 2001, one of two banks that provide a line of credit to fund the Company's real estate lending operations informed the Company that it has made a business decision to exit the mortgage warehouse lending business. This decision encompasses all companies for which the bank has previously provided credit facilities to fund new real estate loan originations, including the Company. The Company's existing line of credit matures on April 30, 2001 and the bank has extended the line for an additional six month period which expires on November 1, 2001, in order to allow the Company time to seek alternative lines of credit from other financial institutions. The Company is currently holding discussions with other potential lenders and management is confident the Company will be able to replace its credit facility prior to the expiration of the extension.

       Additionally, the Company's wholly owned subsidiary, Source Capital Leasing Co. has an amortizing loan of $9,742,517 comprised of numerous separate loans, which proceeds were used to fund and are collateralized by the numerous separate leases in the Company's lease portfolio. The maturities of these separate loans coincide with the separate maturities of the funded leases, the latest being August 31, 2005. Rates at December 31, 2000 ranged from 6.98% to 9.15%.

       Aggregate amounts of principal due on this amortizing loan are as follows:

             Year Ending
             December 31,
             ------------
                2001                                       $3,565,819
                2002                                        2,991,062
                2003                                        2,146,095
                2004                                          926,103
                2005                                          113,438
                                                           ----------
                                                           $9,742,517
                                                           ==========

8.     Long-Term Debt:

       On October 16, 1996, the Company executed a mortgage on a shopping center acquired through foreclosure in the amount of $3,220,000. The mortgage is amortized over 24 years with the entire balance due in 10 years. The interest rate is 3.75% added to the six months LIBOR and is subject to change each three-month period throughout the term of the loan. On December 20, 1996, the Company sold the shopping center and took back a wrapped mortgage in the amount of $3,800,000. The Company remains liable on the first mortgage.

       Aggregate amounts of principal due on this long-term debt are as follows:

            Year Ending
            December 31,
            ------------
              2001                                           $     42,362
              2002                                                 47,070
              2003                                                 52,301
              2004                                                 57,197
              2005                                                 64,470
            Thereafter                                          2,801,540
                                                             ------------
                                                             $  3,064,940
                                                             ============
9.     Convertible Subordinated Debentures:

       On February 11, 1998, the Company sold $6,000,000 of Convertible Subordinated Debentures. The debentures carry an interest rate of 7.50%, mature on March 1, 2008 and are convertible into common stock at the rate of $8.01 per share. These debentures were sold through a private placement to institutional investors. The Company filed a registration statement in July 1998 to register the shares of common stock into which the debentures may be converted. The registration statement became effective on September 22, 1998. The debentures are convertible at any time until maturity at the option of the debenture holder. Interest on the debentures is payable semiannually in arrears each March 1 and September 1. The debentures are redeemable, in whole or in part, at any time on or after March 1, 2001, at the option of the Company. In 1999 the Company redeemed $50,000 of the debentures and in 2000 the Company redeemed $1,950,000 through open market transactions. The debentures are unsecured general obligations of the Company subordinate in right of payment to all existing and future Senior indebtedness of the Company. Senior indebtedness includes but is not limited to, all current bank lines-of-credit and any future increases to these lines as well as any new borrowings from financial institutions.

10.    Capital Stock:

       The Company is authorized to issue 10,000,000 shares of Preferred Stock having no par value, and 10,000,000 shares of Common Stock having no par value.

       Preferred Stock

       The Preferred Stock may be issued upon resolution adopted by the board of directors providing for the issuance and establishing the terms of each preferred stock share. Terms established by the board are to include voting rights, dividend rates, conversion rights and any other rights granted to Preferred stockholders. At December 31, 2000 and 1999, no Preferred Stock is outstanding.

       Common Stock Options

       The Company has three stock option plans (the Plans) for non-employee directors, key employees and non-director, non-officer employees. The Plans allow for the granting of options to purchase up to 264,000 shares of Common Stock for terms up to ten years. The stock option plans are administered by the compensation committee of the Board of Directors and options are granted at their sole discretion.

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

                                                                          2000                                    1999
                                                                ------------------------                 -----------------------
                                                                As                  Pro                   As                 Pro
                                                            Reported                Forma              Reported              Forma
                                                            --------                -----              --------              -----

            Net income                                     $  1,010,217         $    935,777         $ 1,055,443         $   885,082
                                                           ============         ============         ===========         ===========

            Net income per share - basic                   $       0.77         $       0.71         $      0.78         $      0.65
                                                           ============         ============         ===========         ===========

            Net income per share - diluted                 $       0.67         $       0.63         $      0.66         $      0.42
                                                           ============         ============         ===========         ===========

       The fair value of each option grant is estimated on the date of grant using an option-pricing model such as (Black-Scholes), with the following weighted-average assumptions used for grants in 2000 and 1999, respectively: dividend yield of 4% in 2000 and 3% 1999, expected volatility of 28% in both years; risk-free interest rates of 6.68 and 6.15% to 6.25%, respectively and expected lives of 6.20 and 6.67 years.

       A summary of the status of the Company's Plans as of December 31, 2000 and 1999 and changes during the years ended on those dates is presented below:


                                                                            2000                     1999
                                                                   ----------------------  ----------------------
                                                                              Weighted                       Weighted
                                                                               Average                       Average
                                                                              Exercise                       Exercise
                                                               Shares           Price           Shares         Price
                                                              --------        --------        --------      ---------

              Outstanding at beginning of year                 233,900         $   6.31         203,400       $   6.58
              Granted                                           15,000             5.25          53,500           5.18
              Returned                                         (10,000)            7.25         (10,000)          8.35
              Canceled                                         (22,500)            5.71          (3,000)          5.60
              Exercised                                             --               --         (10,000)          5.00
                                                              --------                         --------
              Outstanding at end of year                       216,400             6.05         233,900           6.31
                                                              ========                        =========

              Options exercisable at end of year               199,300         $   6.10         196,850       $   6.61
                                                              ========         ========        ========       ========

           Weighted-average fair value of options granted
               during the year                                                 $   5.25                       $   5.18
                                                                               ========                       ========

       The following table summarizes information about the Plan's stock options at December 31, 2000:

                                            Options Outstanding                            Options Exercisable
                               ----------------------------------------------------    ---------------------------
                                   Number          Weighted-Average                        Number
             Range of          Outstanding at         Remaining      Weighted-Average   Exercisable at     Weighted-Average
            Exercise Prices   December 31, 2000   Contractual Life   Exercise Price    December 31, 2000   Exercise Price

            $4.00-$4.99          24,400             4.5 years           $4.60             24,400            $4.60
            $5.00-$5.99          66,000             7.9                  5.19             52,800             5.20
            $6.00-$6.99          76,500             6.1                  6.53             72,600             6.53
            $7.00-$7.99          19,500             6.0                  7.25             19,500             7.25
            $8.00-$8.99          28,000             3.8                  8.13             28,000             8.13
            $9.00-$9.99           2,000             3.4                  9.40              2,000             9.40
                               ---------                                                ---------
                               216,400                                                  199,300
                               =======                                                  =======

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

       The Company provides a 401(k) defined contribution plan for its employees. All employees are eligible to participate in the Plan. Employees may contribute from 1% to 15% of their compensation to the Plan. The Company may at its discretion, make contributions to the Plan in accordance with applicable rules. The Company's contribution in 2000 and 1999 was $67,064 and $62,131, respectively.

 12.   Operating Leases:

       The Company leases office space in a building owned by a partnership in which the partners are adult children of the Chairman of the Board of the Company. The lease requires minimum monthly payments through May 6, 2001 of $8,507 which is subject to adjustment on March 1, each year based on the increase in the consumer price index over the prior year. The Company leases the entire first floor of the building. The Company may, at its option, sublease any unoccupied portion of its space. The Company additionally assumed an existing lease on its Seattle office which calls for monthly rent of $2730, through October 31, 2001.

       Future minimum lease payments under these non-cancelable lease agreements are $61,328.

       Total rent expense for the years ended December 31, 2000 and 1999 was approximately $178,000 and $171,000, respectively.

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

         Note Payable to Bank and Long-Term Debt - Fair value approximates the carrying value because the notes bear current interest rates.

       The estimated fair values of the following financial instruments as of December 31, 2000 and 1999 are as follows:

                                                                 2000                            1999
                                                      ---------------------------     ------------------------
                                                         Carrying           Fair        Carrying         Fair
                                                           Value           Value          Value          Value
                                                           -----           -----          -----          -----
         Financial assets:
            Cash and cash equivalents                 $   644,476     $   644,476     $   590,630     $   590,630
            Marketable securities                         152,467         152,467         195,684         195,684
            Loans receivable (face):
              Commercial real estate                   46,063,294      48,697,125      42,833,844      45,211,026


         Financial liabilities:
            Note payable to bank                       39,792,517      39,792,517      36,781,267      36,781,267
            Long-term debt                              3,064,940       3,064,940       3,103,269       3,103,269

       Limitations - The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a portion of these financial instruments fair value estimates are based on judgments regarding current economic conditions and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the estimates presented herein are not necessarily indicative of what the Company could realize in a current market exchange.

14.    Earnings Per Share Computation:

                                                                   For the Year ended December 31, 2000
                                                                                  Weighted-                 Per-share
                                                      Net Income               Average shares                 Amount
                                                      ----------               --------------                 ------
       Basic Earnings Per Share:
           Income available to
             Stockholders                             $1,010,217                   1,320,231                 $   .77
                                                                                                             =======

       Effect of Dilutive Securities
         Interest on convertible subordinated
           debentures (net of tax)                       300,308                     629,522
         Common stock options                                 --                       2,362
                                                      ----------                  ----------

       Diluted Earnings Per Share
         Income available to common
           stockholders + assumed conversions         $1,310,525                   1,952,115                 $   .67
                                                      ==========                   =========                 =======

                                                                   For the Year ended December 31, 1999
                                                                                 Weighted-                  Per-share
                                                      Net Income              Average shares                  Amount
                                                      ----------              --------------                  ------
       Basic Earnings Per Share:
           Income available to
             Stockholders                             $1,055,443                   1,359,221                 $   .78
                                                                                                             =======

       Effect of Dilutive Securities
         Interest on convertible subordinated
           debentures (net of tax)                       332,430                     742,822
         Common stock options                                 --                      14,201
                                                      ----------                   ---------

       Diluted Earnings Per Share
         Income available to common
           stockholders + assumed conversions         $1,387,873                   2,116,244                 $   .66
                                                      ==========                   =========                 =======

15.    Reportable Segments-Source Capital Leasing Co:

       The Company's consolidated financial statements include certain reportable segment information. The Company's two reportable segments consist of lending and leasing activities. All accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of the segments based upon multiple variables including lease income, interest income, interest expense and profit or loss after tax. The Company does not allocate any unusual items to the segment.

       The segment's profit and loss components and schedule of assets as of December 31, 2000 an 1999 is as follows:

                                                                          2000                                      1999
                                                                          ----                                      ----
                                                               Leasing              Lending             Leasing           Lending
                                                               -------              -------             -------           -------

            Revenue                                         $ 2,464,839          $ 8,744,876         $ 3,031,373         $ 6,643,653
            Interest expense                                    861,760            4,134,802             919,669           3,171,725
            Depreciation                                         32,556               47,323              18,443              48,474
            Income tax expense (benefit)                       (261,000)             856,234              80,300             479,900
            Net income (loss)                                  (506,026)           1,516,243             139,695             915,748
            Significant non-cash items
              other than depreciation                           383,803               10,000             406,845                  --
            Assets                                            14,042,31           52,020,453          15,697,149          50,564,603
            Real estate and equipment owned                     351,485              327,542             231,824             362,542

         Reconciliation of segment net income, total assets, notes payable and other significant items for the year ended December 31, 2000 and 1999 follows:

         Profit or loss                                                             2000                     1999
                                                                               ------------              ------------
          Leasing net income (loss)                                            $   (506,026)             $    139,695
          Adjustment for income taxes                                              (856,234)                 (479,900)
          Unallocated amounts:
            Revenue of real estate lending                                        8,795,060                 6,667,222
            Expenses of real estate lending                                      (6,422,583)               (5,271,574)
                                                                               ------------              ------------
            Consolidated net income after tax                                  $  1,010,217              $  1,055,443
                                                                               ============              ============

                                                                                   2000                      1999
                                                                               ------------              ------------
          Total Assets
          Net lease investment                                                 $ 12,487,497              $ 14,224,409
          Unallocated assets of leasing                                           1,554,819                 1,472,740
          Elimination of intercompany                                            (3,686,319)               (4,186,899)
          Commercial loans receivable, net                                       46,063,294                42,833,844
          Unallocated assets of real estate lending                               5,957,159                 6,769,476
                                                                               ------------              ------------

          Consolidated assets                                                  $ 62,376,450              $ 61,113,570
                                                                               ============              ============

          Debt
          Leasing note payable                                                 $  9,742,517              $ 10,676,267
          Real estate lending note payable                                       30,050,000                26,105,000
          Real estate lending long-term debt                                      3,064,940                 3,103,269
          Real estate lending convertible subordinated debentures                 4,000,000                 5,950,000
                                                                               ------------              ------------

          Consolidated notes payable and long-term debt                        $ 46,857,457              $ 45,834,536
                                                                               ============              ============



                                                                                    Real Estate
           Other Significant Items                            Leasing                 Lending
           2000                                                Total                   Total              Consolidated

           Interest expense                                  $  861,760             $4,134,802             $4,996,562
           Provision for loan and lease losses                  453,804                 10,000                463,804
           Gain on retirement of debentures                          --                245,461                245,461
           1999
           Interest expense                                  $  919,669             $3,171,725             $4,091,394
           Provision for loan and lease losses                  406,845                     --                406,845