Form 10KSB40/A
period 2000-12-31
SOURCE CAPITAL CORP
filed 2001-04-27
CIK 746776

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Form 10-KSB/A

                                 Amendment No.1

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

         Check whether the issuer (1) filed all reports required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers in response to
         Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The issuer's revenues for its most recent fiscal year:  $11,209,715.

The aggregate market value of the voting common equity held by non-affiliates as of February 6, 2001: $6,350,736.

The number of shares outstanding of each of the issuer's classes of common equity, as of February 6, 2001: 1,302,715.

                      DOCUMENTS INCORPORATED BY REFERENCE.

                                      NONE



(The information previously incorporated in registrant's form 10-KSB for the year ended December 31, 2000 by reference to the registrants proxy statement, is set forth herein under Part III.)

Transitional small business disclosure format (check one): Yes [ ]; No [X].

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

The following tables set forth information concerning the Company's Board of
Directors:

              Class I directors whose present term of office will expire at the 2001 annual meeting of shareholders are as follows:

                                    Company
                                    Director
Name                       Age      Since            Principal Occupation
_______________________________________________________________________________CLASS I DIRECTORS

John A Frucci              66       1991             Retired  from  Central  Valley  School  District,   Mr.  Frucci
                                                     currently  manages  his  personal   investments  which  include
                                                     apartment  complexes,  condominiums  and  duplexes.  Mr. Frucci
                                                     is  a  Director   of   Pacific   Northwest   District   Kiwanis
                                                     Foundation.

Daniel R. Nelson           62       1998             Mr.  Nelson was  Chairman and Chief  Executive  Officer of West
                                                     One Bancorp from 1986 until  December  1995 and  President  and
                                                     Chief  Operating  Officer of U.S.  Bancorp from  December  1995
                                                     until   December  1996.  Mr.  Nelson  is  currently  a  private
                                                     investor.


              Class II directors whose present term of office will expire at the 2002 annual meeting of shareholders are as follows:

                                   Company
                                   Director
 Name                     Age      Since             Principal occupation
 ______________________________________________________________________________CLASS II DIRECTORS
Alvin J. Wolff, Jr.       52      1991               President  of the  Company  from May 1989 to January  1996 when he  was  elected  Chairman  of  the  Board.  Mr.  Wolff  was  a director  of  the  Bank  of  Spokane  from  1981  to  1986  and
                                                     Chairman  of the Board  from 1986 to 1989.  Mr.  Wolff has been the  Chairman of Alvin J.  Wolff,  Inc.,  a real  estate  firm,
                                                     since  1976.   He  also  serves  as  a  Director  of  Northwest
                                                     Ventures  Associates,  Inc.,  the  manager of  venture  capital investment funds.

Charles G. Stocker        63      1991               Retired  as  Superintendent  of East  Valley  School  District,
                                                     Mr.  Stocker  is  currently  employed  part  time in  community relations  with  Inland  Power  and  Light.  Mr.  Stocker  also serves  as Vice  President  of the  Board of  Directors  Empire
                                                     Health  Services  and  President  of the West  Plains  Business
                                                     Association.

Paul A. Redmond           66      1999               Retired  as  Chairman  and Chief  Executive  Officer  of Avista
                                                     Corp.,  formerly known as The  Washington  Water Power Company,
                                                     Spokane,  Washington,  an electric  and gas  utility.  Prior to his retirement in 1998, Mr.  Redmond had been  associated  with
                                                     Avista since 1965 and served in various  capacities,  including
                                                     Senior Vice President for Operations,

                                                     Executive  Vice   President  and  President.   He  was  elected
                                                     Chairman  and Chief  Executive  Officer of Avista in 1985.  Mr.
                                                     Redmond is a director  of ITRON  Inc.,  U.S.  Bancorp and Hecla
                                                     Mining Company.


             Class III directors whose present term of office will expire at the 2003 annual meeting of shareholders are as follows:

                                   Company
                                   Director
 Name                     Age      Since             Principal occupation
 ______________________________________________________________________________CLASS III DIRECTORS

Clarence H. Barnes        59       1991              Dean of the School of  Business  Administration  and  Professor
                                                     of  Economics  at  Gonzaga   University;   Director  of  Brooks
                                                     Manufacturing   Cincinnati,   Ohio  and  Thomas  Hammer  Coffee
                                                     Company, Inc., Spokane, Washington.

Robert E. Lee             65       1996              Executive   Director   Emeritus   of  the  Denver   Foundation.
                                                     Chairman  of the  Board and Chief  Executive  Officer  of First
                                                     Interstate  Bank of  Denver  from  1980 to 1989.  Mr.  Lee is a
                                                     director  of  ING  North  American  Insurance,   Inc.,  Storage
                                                     Technology  Corporation  and  Meredith  Corporation.   He  also
                                                     serves as a trustee of Financial Investors Trust mutual fund.

D.  Michael Jones         58       1996              President  and Chief  Executive  Officer of the Company,  since
                                                     January 1996.  President of West One Bancorp  headquartered  in
                                                     Boise, Idaho from 1987 through 1995.

There are no family relationships between the directors and executive officers. Mr. Lee is a director of ING North American Insurance Inc, Storage Technology Corporation, Meredith Corporation and a trustee of Financial Investors Trust mutual fund. Mr. Redmond is a director of ITRON Inc., U. S. Bancorp. and Hecla Mining Company. Each of these companies has a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

Executive Officers

In addition to Mr. Wolff and Mr. Jones, each described above, the executive officers of the Company are James L. Kirschbaum and Lester L. Clark. Mr. Kirschbaum has held his office for 7 years and Mr. Clark has held his position for the past 14 years.

JAMES L. KIRSCHBAUM
Mr. Kirschbaum, 60, has served as Executive Vice-President, of Source Capital since June of 1994. During 1993 and 1994, he was Managing Director, Corporate Operations, of Insignia Financial Group Inc. of Greenville, South Carolina. From 1991 to 1993 Mr. Kirschbaum was President and Chief Executive Officer with Security Properties Investments Inc., Seattle, Washington. Mr. Kirschbaum has over 25 years experience in the Banking industry including, Executive Vice President and Manager, Commercial Real Estate Group of Seafirst Bank, Seattle, Washington.

LESTER L. CLARK
Mr. Clark, 58, a certified public accountant, has served as Chief Financial Officer of Source Capital for the past fourteen years. Prior to 1987, Mr. Clark served as Chief Financial Officer for various financial services organizations. In 1991 Mr. Clark was elected Vice President and Treasurer of the Company and in 1994 was appointed to also serve as Secretary of the Corporation.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons owning more than ten percent of a registered class of the Company's securities to file with the United States Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors, and greater- than-ten-percent shareholders are required by Securities and Exchange Commission's regulations to furnish the Company with copies of all
Section 16(a) forms filed by them.

To the Company's knowledge, based solely on its review of copies of reports furnished to the Company and written representations that no other reports were required, the Company believes that during fiscal year ended December 31, 2000, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 were satisfied.

Item 10. Executive Compensation.

COMPENSATION OF MANAGEMENT

Director Compensation

During 2000, each director, other than Mr. Wolff and Mr. Jones, received an annual retainer in the amount of $4,000 and received a fee of $750 for each board meeting and $500 for each committee meeting attended.

Executive Officer Compensation

The following Summary Compensation Table sets forth compensation paid by the Company for services rendered for the years ended December 31, 2000, 1999, and 1998, with respect to the Chief Executive Officer and each of the highest paid executive officers of the Company whose aggregate cash compensation in fiscal 2000 exceeded $100,000:

                                                      Annual Compensation                  Long-Term Compensation
                                                      -------------------                  ----------------------
     Name and                                                                                  Securities
     Principal Position               Year                Salary ($)         Bonus ($)         Underlying Options
     ------------------               ----                ----------         ---------         ------------------

     Alvin J. Wolff, Jr.              2000                 $115,005               -                    -
     Chairman of the Board            1999                  112,602               -                    -
                                      1998                  113,052               -                  3,000

     D. Michael Jones                 2000                  163,357 [1]       161,301                  -
     President and                    1999                  159,688 [1]        93,362                  -
     Chief Executive Officer          1998                  152,724 [1]        70,814               17,500

     James L. Kirschbaum              2000                  161,383 [2]        60,000                  -
     Executive Vice President         1999                  155,760 [2]           -                  5,000
                                      1998                  154,317 [2]        14,000                6,000

[1] Mr. Jones' 2000 bonus includes amounts accrued for the year ended December 31, 1999 and paid in 2000. His salary includes the Company's matching amounts under the Company's 401(K) plan.

[2] Mr. Kirschbaum's salary includes the Company's matching amounts under the Company's 401(k) plan.

Stock Options

The Company has in effect three stock option plans for non-employee directors, key employees and employees. The three plans provide for the granting of options to purchase up to 264,000 shares of common stock having terms of up to ten years.

The option plans are administered by the Compensation Committee of the Board of Directors which has discretionary authority to grant options to eligible participants.

The Key Employee Plan authorizes the granting of incentive stock options, nonqualified stock options, and stock appreciation rights. The total number of shares which may be granted under the Key Employee Plan is 129,500 shares which are subject to adjustment for stock splits and similar events. Options that are forfeited or terminated will again be available for grant. Shares may be authorized but unissued, currently held or reacquired shares.

The Key Employee Plan provides that the option price per share for incentive stock options will not be less than 100% of the fair market value per share on the date the option is granted and that the option price per share for nonqualified stock options will be determined at the time of grant by the Committee. The grant of options vest 40% after one year, an additional 30% after two years, and a final 30% after three years. If an eligible officer or employee is terminated because of fraud, dishonesty, embezzlement or breach of fiduciary acts, all unexercised options are canceled and declared null and void.

Employment Contracts

Effective January 1, 1995, the Company entered into a five-year year employment contract with Mr. Wolff, which was amended on January 29, 1996. The contract as amended, provides for a base salary of $100,000 with annual cost of living adjustments, and an automobile allowance.

The Company previously entered into a five-year employment agreement with D. Michael Jones. This employment agreement expired on January 20, 2001. Under the agreement Mr. Jones served as President and Chief Executive Officer of the Company. Mr. Jones' salary under the contract was $140,000 per year adjusted annually for cost of living increases. Mr. Jones received a bonus each year equal to 10% of the net income of the Company (as defined in the employment agreement). Mr. Jones received stock options to purchase 30,000 shares of common stock. Mr. Jones also received an auto allowance and such other employee benefits as are provided by the Company.

Effective January 19, 2001, the Company entered into an Executive Retention and Employment Agreement (the "Employment Agreement") with Mr. Jones. Under the new Employment Agreement, Mr. Jones has agreed to serve as President and Chief Executive Officer of the Company until March 31, 2004. Mr. Jones' salary under the Employment Agreement is $84,000 per year adjusted annually for cost of living increases. Mr. Jones is also entitled to receive a bonus each year equal to 5% of the net earnings of the Company (as defined in the Employment Agreement). Mr. Jones will receive an automobile allowance and such other employee benefits as are provided by the Company. The Employment Agreement also provides that Mr. Jones will be entitled to receive a severance payment in the event his employment is terminated by the Company without cause prior to March 31, 2004, or in the event Mr. Jones terminates his employment under certain circumstances following a change in control of the Company. In either instance, the amount of the severance payment will be equal to the sum of (i) two times the amount of Mr. Jones' W-2 compensation for the previous calendar year, plus
(ii) $56,800. Conditioned upon Mr. Jones remaining continuously employed by the Company or its affiliated entities until March 31, 2004, the employment agreement provides that the Company pay to Mr. Jones a retention bonus equal to the amount of the severance payment described above.

It is contemplated that the performance of Mr. Jones' duties under the Employment Agreement will only require that he devote approximately one-half of his time. The Employment Agreement provides that during periods when Mr. Jones' services are not required by the Company, he will be free to accept employment for another employer. If, in the reasonable judgment of Mr. Jones and existing members of the Company's Compensation Committee, the business activities of the Company require that he devote more than one-half of his time to the Company's business, the amount of salary and performance bonus payable to Mr. Jones under the Employment Agreement shall be proportionately increased.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.

The following table sets forth as of April 19, 2001, information relating to the beneficial ownership of the Company's Common Stock by each person known to the Company to be the beneficial owner of more than five percent (5%) of any class of voting securities of the Company.


                                                                    Common Stock

         Name                                  Title                   Number of            Percent of
         of Beneficial Owner                   Class                   Shares               Outstanding Shares
         -------------------                   -----                   ------               ------------------

         Alvin J. Wolff, Jr.                Common stock               188,610  [1]              14.28%
         1825 N. Hutchinson Rd.
         Spokane, WA 99212

         Danny R. Schnitzer                 Common stock                  72,000                 5.24%
         11221 Pacific Highway, S.W.
         Tacoma, WA 98499

         Miller & Jacobs Capital, L.L.C.    Common stock               147,843  [2]              10.19%
         1 Aldwin Center
         Suite 101
         Villanova, PA 19085

         Franklyn Mutual Advisers           Common stock               174,781  [3]              11.83%
         51 John F. Kennedy Pkwy
         Short Hills, NJ 07078


[1]      Includes outstanding options to purchase 18,100 shares of Common
         Stock which were exercisable as of April 19, 2001 or within 60 days from such date and 1,260 shares of Common Stock owned by Mr. Wolff's wife. Excludes 56,990 shares of Common Stock held by Mr. Wolff's father and 2,323 shares of Common Stock held by Mr. Wolff's adult children as to which Alvin J. Wolff Jr. disclaims beneficial ownership.

[2] Includes 124,843 shares of Common Stock which may be acquired upon conversion of $1,000,000 of the Company's Convertible Subordinated Debentures beneficially owned by Miller & Jacobs Capital, LLC.

[3] Includes 174,781 shares of Common Stock which may be acquired upon conversion of $1,400,000 of the Company's Convertible Subordinated Debentures.

Security Ownership of Directors and Executive Officers.

The following table sets forth as of April 19, 2001 information relating to the beneficial ownership of the Company's Common Stock, by each director, by those executive officers listed in the Summary Compensation Table set forth under Item 10 above and by all directors and executive officers as a group. Unless otherwise indicated, all persons named as beneficial owners of the Common Stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned. The address for each of the persons listed below, unless otherwise noted, is 1825 N. Hutchinson Road, Spokane, Washington, 99212.


                                                        Common Stock
                                                        ------------

         Name                                  Title              Number of            Percent of
         of Beneficial Owner                   Class              Shares               Outstanding Shares
         -------------------                   -----              ------               ------------------

         Alvin J. Wolff, Jr.                Common stock          188,610  [1]             14.28%

         Clarence H. Barnes                 Common stock           18,930  [5]              1.44%

         John Frucci                        Common stock           15,172  [6]              1.15%

         Charles Stocker                    Common stock           13,585  [5]              1.03%

         Daniel Nelson                      Common stock            6,100  [3]              *

         Robert E. Lee                      Common stock           12,100  [4]              *

         Paul A. Redmond                    Common stock            4,000[2]                *

         D. Michael Jones                   Common stock           49,819  [8]              3.74%

         James L. Kirschbaum                Common stock           34,200  [7]              2.57%

         Lester L. Clark                    Common stock           32,351  [9]              2.43%

         All directors and
         officers as a group
           (10 persons)                     Common stock          374,967                  25.61%
         --------------
         * Less than 1%

[1]      Includes outstanding options to purchase 18,100 shares of Common
         Stock which were exercisable as of April 19, 2001 or within 60 days from such date and 1,260 shares of Common Stock owned by Mr. Wolff's wife. Excludes 56,990 shares of Common Stock held by Mr. Wolff's father and 2,323 shares of Common Stock held by Mr. Wolff's adult children as to which Alvin J. Wolff Jr. disclaims beneficial ownership.

[2] Includes outstanding options to purchase 3,000 shares of Common Stock which were exercisable as of April 19, 2001 or within 60 days from such date.

[3] Includes outstanding options to purchase 5,100 shares of Common Stock which were exercisable as of April 19, 2001 or within 60 days from such date.

[4] Includes outstanding options to purchase 11,100 shares of Common Stock which were exercisable as of April 19, 2001 or within 60 days from such date.

[5] Includes outstanding options to purchase 12,100 shares of Common Stock which were exercisable as of April 19, 2001 or within 60 days from such date.

[6] Includes options to purchase 14,200 shares of Common Stock which were exercisable as of April 19, 2001 or within 60 days from such date.

[7] Includes outstanding options to purchase 29,000 shares of Common stock which were exercisable as of April 19, 2001 or within 60 days from such date.

[8] Includes outstanding options to purchase 30,500 shares of Common stock which were exercisable as of April 19, 2001 or within 60 days from such date.

[9] Includes outstanding options to purchase 26,000 shares of Common Stock which were exercisable as of April 19, 2001 or within 60 days from such date. Excludes 5,717 shares of Common Stock held by Mr. Clark's parents and 400 shares of Common Stock held by Mr. Clark's adult children as to which Lester L. Clark disclaims beneficial ownership.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

CERTAIN TRANSACTIONS BY AND WITH MANAGEMENT

In March 1996 the Company entered into a five-year lease for its headquarters in a new Class A building owned by a partnership comprised of the adult children of Alvin J. Wolff, Jr. The lease payments are scheduled at $16.00 per foot per year and are subject to annual cost of living adjustments plus a proportionate share of common area maintenance. Based on the number of square feet occupied by it, the Company paid $106,564 in the year ended December 31, 2000.

At December 31, 2000 the Company had outstanding loans totaling approximately $1,593,000 to business entities in which an adult son of Alvin J. Wolff, Jr., the Chairman of the Board of Directors of the Company, owned an equity interest of ten percent or more.

                           SOURCE CAPITAL CORPORATION

                                   SIGNATURES

                                  ------------



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SOURCE CAPITAL CORPORATION
    (Registrant)



Date:  April 25, 2001          By:  /s/ D. Michael Jones
       --------------               --------------------
                                      D. Michael Jones
                                      President and Chief Executive Officer






Date:  April 25, 2001          By:  /s/ Lester L. Clark
       --------------               -------------------
                                      Lester L. Clark
                                      Vice President-Secretary/Treasurer
                                      Principal accounting and finance officer