Form 10QSB
period 2001-03-31
SOURCE CAPITAL CORP
filed 2001-05-11
CIK 746776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period                 to
                                  ---------------    ---------------

        Commission file number 0-12199
                               --------

                           SOURCE CAPITAL CORPORATION
              -----------------------------------------------------
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


                                 (509) 928-0908
                          ----------------------------
                           (Issuer's telephone number)


As of May 5, 2001, there were 1,299,368 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check One)  Yes     No   X
                                                              ----    ----

                           SOURCE CAPITAL CORPORATION

                                   Form 10-QSB
                      For the Quarter Ended March 31, 2001

                                  ------------

                                      Index
                                      -----

                                                                                                             Page
                                                                                                             ----
Part I - Financial Information

         Item 1 - Financial Statements:

                      -  Consolidated Balance Sheets - March 31, 2001 and December 31, 2000                  1

                      -  Consolidated Statements of Income, Comprehensive Income and
                      -  Retained Earnings - Three Months Ended March 31, 2001 and 2000                      2

                      -  Consolidated Statements of Cash Flows - Three months
                         Ended March 31, 2001 and 2000                                                       3

                      -  Notes to Consolidated Financial Statements                                          4

         Item 2 - Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                                               7

PART II - Other Information                                                                                  9


                         Part I - Financial Information

Item 1.  Financial Statements


                   SOURCE CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                  ------------

                                                                       March 31,              December 31,
                                                                         2001                     2000
                                                                    ------------              ------------
                                                                     (Unaudited)
            ASSETS
Loans receivable, net                                                $46,540,091               $46,063,294
Leases receivable, net                                                11,316,888                12,487,497
Accrued interest receivable                                              725,388                   594,065
Cash and cash equivalents                                                344,735                   644,476
Marketable securities                                                    144,345                   152,467
Real estate and equipment owned                                          886,867                   679,027
Other assets                                                             715,304                   766,124
Deferred income tax                                                    1,058,500                   989,500
                                                                     -----------               -----------

Total assets                                                         $61,732,118               $62,376,450
                                                                     ===========               ===========

       LIABILITIES
Notes payable to bank                                                $31,150,000               $30,050,000
Notes payable to bank, long-term                                      11,304,503                12,807,457
Accounts payable and accrued expenses                                    688,659                   874,551
Customer deposits                                                        549,406                   554,913
Convertible subordinated debentures                                    4,000,000                 4,000,000
                                                                     -----------               -----------

Total liabilities                                                     47,692,568                48,286,921
                                                                     -----------               -----------


       STOCKHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000
  shares authorized, none outstanding                                         --                        --
Common stock, no par value, authorized 10,000,000 shares;
  issued and outstanding, 1,302,368 and 1,302,715 shares               6,735,716                 6,737,234
  Additional paid in capital                                           2,049,047                 2,049,047
  Accumulated other comprehensive loss                                   (24,429)                  (16,307)
  Retained earnings                                                    5,279,216                 5,319,555
                                                                     -----------               -----------

Total stockholders' equity                                            14,039,550                14,089,529
                                                                     -----------               -----------

Total liabilities and stockholders' equity                           $61,732,118               $62,376,450
                                                                     ===========               ===========

See accompanying notes to consolidated financial statements.

                   SOURCE CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
                                RETAINED EARNINGS
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                  ------------

                                                                         Three Months ended March 31,
                                                                        2001                    2000
                                                                     ---------               ----------
Financing income:
  Interest and fee income                                           $1,899,352               $1,809,782
  Lease financing income                                               526,492                  573,360
  Interest expense                                                  (1,083,193)              (1,046,593)
                                                                    ----------               ----------
     Net financing income                                            1,342,651                1,336,549

  Gain on sale of marketable securities and equipment                       --                   93,818
  Provision for loan and lease losses                                 (154,052)                (123,045)
                                                                    ----------               ----------
    Income before operating expenses                                 1,188,599                1,307,322

Operating expenses:
   Employee compensation and benefits                                  494,066                  583,296
   Other operating expenses                                            308,925                  346,837
                                                                    ----------               ----------
Total operating expenses                                               802,991                  930,133
                                                                    ----------               ----------

Income before income taxes                                             385,608                  377,189
Income tax provision                                                   139,350                   86,500
                                                                    ----------               ----------
         Net income                                                    246,258                  290,689

Retained earnings, beginning of period                               5,319,555                4,608,460
Dividends paid                                                        (286,597)                (299,122)
                                                                   -----------               ----------
Retained earnings, end of period                                    $5,279,216               $4,600,027
                                                                    ==========               ==========

Net income per common share - basic                                 $      .19               $      .21
                                                                    ==========               ==========
Net income per common share - diluted                               $      .17               $      .18
                                                                    ==========               ==========

Weighted average number of common shares outstanding:
    Basic                                                            1,302,599                1,359,111
                                                                     =========               ==========
    Diluted                                                          1,803,253                2,108,765
                                                                     =========               ==========

Cash dividends per share                                                  $.22                     $.22
                                                                          ====                     ====

Net income                                                          $  246,258               $  290,689
Other comprehensive income, net of tax:
   Unrealized gain (loss) on marketable securities                     (12,306)                   8,340
   Tax (expense) benefit on unrealized gain (loss)                       4,184                   (2,836)
                                                                    ----------               -----------
Comprehensive income                                                  $238,136                 $296,193
                                                                      ========                 ========

          See accompanying notes to consolidated financial statements.

                   SOURCE CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                  ------------

                                                                          2001                  2000
                                                                      ------------          ------------
Cash flows from operating activities:
   Net income                                                         $    246,258          $    290,689
    Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Depreciation                                                           19,145                22,029
     Provision for loan and lease losses                                   154,052               123,045
     Deferred income taxes                                                 (69,000)              113,000
     Gain on sale of equipment                                                  --                (3,600)
     Gain on sale of marketable securities                                      --               (90,218)
     Change in:
       Accrued interest receivable                                        (131,323)             (110,274)
       Other assets                                                         32,941              (154,903)
       Accounts payable and accrued expenses                              (185,892)             (303,653)
       Customer deposits                                                     6,100               (12,839)
                                                                      ------------          ------------
          Net cash provided by (used in) operating activities               72,281              (126,724)
                                                                      ------------          ------------

Cash flows from investing activities:
     Proceeds from sale of marketable securities                                --               143,887
     Loan originations                                                  (3,932,281)           (7,301,763)
     Loan repayments                                                     3,237,933             4,607,792
     Lease originations                                                         --            (2,497,819)
     Collections on direct financing leases                                900,762             1,101,028
     Proceeds from sale of other real estate and equipment                 113,899                41,593
     Purchase of office equipment                                           (1,266)               (4,429)
                                                                      ------------          ------------
        Net cash provided by (used in) investing activities                319,047            (3,909,711)
                                                                      ------------          ------------

Cash flows from financing activities:
     Proceeds from notes payable to bank                                 4,375,000            10,272,484
     Payments on notes payable to bank                                  (3,275,000)           (5,811,109)
     Payments on notes payable, long-term                               (1,502,954)              (10,145)
     Payments for repurchase of common stock                                (1,518)               (4,938)
     Cash dividends paid                                                  (286,597)             (299,122)
                                                                      ------------          ------------
       Net cash provided by (used in) financing activities                (691,069)            4,147,170
                                                                      ------------          ------------

Net increase (decrease) in cash and cash equivalents                      (299,741)              110,735
Cash and cash equivalents, beginning of period                             644,476               590,630
                                                                      ------------          ------------
Cash and cash equivalents, end of period                              $    344,735          $    701,365
                                                                      ============          ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                           $  1,167,820          $  1,095,700
   Cash paid during the period for income taxes                            115,711                    --
   Non-cash financing and investing transactions:
    Loan converted to repossessed assets                                   150,000                    --
    Leases converted to repossessed and other assets                       201,844               208,121
    Unrealized loss (gain) on marketable securities                          8,122                 (5507)

          See accompanying notes to consolidated financial statements

                   SOURCE CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.
-------

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Source Capital Leasing Co. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring items), which in the opinion of management, are necessary to fairly state the periods reported. Certain 2000 amounts have been reclassified to conform with the 2001 presentation. These reclassifications had no effect on the net income or retained earnings as previously reported. The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements for the year ended December 31, 2000.


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


Earnings Per Share Computation:

                                                        For the Quarter Ended March 31, 2001
                                                      ---------------------------------------
                                                                      Weighted-       Per-Share
                                                      Net Income    Average shares     Amount
                                                      ----------    --------------     ------
Basic EPS
Income available to common
  Stockholders                                        $  246,258      1,302,599        $    .19
                                                                                       ========

Effect of Dilutive Securities
   Interest on 7.5% convertible subordinated
     debentures (net of 34% tax)                          55,627        499,376
   Common stock options                                       --          1,278
                                                      ----------      ---------

Diluted EPS
Income available to common
  stockholders + assumed conversions                 $   301,885       1,803,253       $     .17
                                                     ===========       =========       =========

NOTE 2 Continued:
-----------------

Earnings Per Share Computation, Continued:

                                                       For the Quarter Ended March 31, 2000
                                                      ---------------------------------------
                                                                      Weighted-       Per-Share
                                                      Net Income    Average shares     Amount
                                                      ----------    --------------     ------
Basic EPS
Income available to common
  Stockholders                                        $  290,689      1,359,111        $     .21
                                                                                       =========

Effect of Dilutive Securities
Interest on convertible subordinated
     debentures (net of 34% tax)                          82,816       742,821
Common stock options                                          --         6,833
                                                      ----------      --------

Diluted EPS
Income available to common
  stockholders + assumed conversions                  $  373,505      2,108,765        $     .18
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

Company segment profit and loss components and schedule of assets as of March 31, 2001 and 2000 is as follows:


                                                       2001                             2000
                                                       ----                             ----

                                            Leasing           Lending         Leasing         Lending
                                            -------           -------         -------         -------
Revenue                                    $526,492          $1,899,352        $573,360      $1,809,782
Interest expense                            165,101             918,092         217,995         828,598
Depreciation                                  8,021              11,124           7,683          14,346
Income tax expense (benefit)                 26,100             113,250         (15,000)        101,500
Net income (loss)                            50,541             195,717         (29,029)        319,718
Significant non-cash items
  other than depreciation                    11,605                  --          33,743              --
Real estate lending assets                       --          52,536,777              --      53,152,283
Leasing assets                           13,434,601                  --      16,265,471              --


Reconciliation of segment net income (loss), total assets, notes payable and other significant items for the quarter ended March 31, 2001 and 2000 follows:

NOTE 3. Continued:
------------------

                                                        2001                      2000
                                                     -----------              ------------
Profit or loss

Leasing net (loss) income                            $    50,541               $   (29,029)
Adjustment for income taxes                             (113,250)                 (101,500)
Unallocated amounts:
  Revenue of real estate lending                       1,899,352                 1,849,063
  Expense of real estate lending                      (1,590,635)               (1,427,845)
                                                     -----------               -----------
Consolidated net income after tax                    $   246,258               $   290,689
                                                     ===========               ===========

Total assets

Net lease investment                                 $11,316,888               $15,398,002
Unallocated assets of leasing                          2,117,713                   867,469
Elimination of intercompany                           (4,239,260)               (4,158,438)
Commercial loans receivable, net                      46,540,091                 45,527,815
Unallocated assets of real estate lending              5,996,686                 7,624,468
                                                     -----------               -----------
Consolidated assets                                  $61,732,118               $65,259,316
                                                     ===========               ===========

Debt

Leasing note payable, long-term                      $ 8,653,864               $11,337,642
Real estate lending note payable                      31,150,000                29,905,000
Real estate lending mortgage contract payable          2,650,639                 3,093,124
Real estate lending convertible subordinated
  debentures                                           4,000,000                 5,950,000
                                                     -----------               -----------
Consolidated notes and mortgage payable              $46,454,503               $50,285,766
                                                     ===========               ===========

                                                                   Real Estate
                                                       Leasing       Lending
Other significant items                                 Total         Total     Consolidated
                                                        -----         -----     ------------
2001
Interest expense                                      $165,101      $918,092     $1,083,193
Provision for losses                                    71,502        82,550        154,052

2000
Interest expense                                      $217,995      $828,598     $1,046,593
Provision for losses                                   123,045            --        123,045

                   SOURCE CAPITAL CORPORATION AND SUBSIDIARIES

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

Three Months Ended March 31, 2001 Compared to Three Months ended March 31, 2000
-------------------------------------------------------------------------------

For the three months ended March 31, 2001, the Company reported net income of $246,258 or $.17 per diluted common share. These results compare to net income of $290,689 or $.18 per diluted share, for the comparable period in 2000. Net financing income (interest and lease income less interest expense) increased slightly from approximately $1,337,000 during the three months ended March 31, 2000 to approximately $1,343,000 in the comparable period of 2001. Finance income of approximately $2,426,000 and $2,383,000 for the three months ended March 31, 2001 and 2000 respectively, represents an approximate average interest yield of 16.2% and 16.3%, respectively, on the Company's average earning assets. The Company experienced a slight decline in interest yield on its average loan portfolio (approximately 0.16%). However this decline was offset by an increase of approximately 0.34% in yield on its lease portfolio, as compared to the first quarter 2000. The decline in yield on the Company's loan portfolio is primarily due to a drop in the prime interest rate charged by the majority of large money center banks (the index) to which the majority of the Company's loans are tied. The rates charged on the Company's lease portfolio were relatively unaffected by market rates charged to loan customers.

The slight increase in financing income of approximately $6,000 is due to an approximate $90,000 increase in interest income offset by an approximate $47,000 decrease in leasing revenue and a $37,000 increase in interest expense. The Company's average earning assets increased by approximately $1,200,000 over the first quarter 2000, growing from $58,400,000 for the quarter ended March 31, 2000 to $59,600,000 at March 31, 2001. The growth in the Company's average earning assets is primarily related to better than expected loan production in the fourth quarter 2000 which was somewhat offset by a decrease in the Company's lease portfolio in the first quarter of 2001, as the Company discontinued funding leases through lease brokers. Loan production in the quarter ended March 31, 2001 declined significantly from first quarter 2000 due to a management decision to not make or fund new loan commitments from February 1, 2001 until the Company obtains a replacement line of credit to fund its real estate lending operations. On February 1, 2001 the Company was notified by one of its two lenders that it was exiting the loan warehousing part of its business and that the Company's current line-of-credit which expires April 30, 2001 would not be renewed for an additional year, but would be extended to November 1, 2001, in order to allow time for the Company to negotiate a new line-of-credit with another lender. Management is currently in discussions with other lenders and believes that a new line will be in place prior to the expiration of its current line-of-credit on November 1, 2001.

The Company's cost of funds on average borrowings increased from approximately 8.95% at March 31, 2000 to approximately 9.13% in the comparable period in 2001. The increase in borrowing costs is primarily related to the increases in the prime rate over the past year. These increases were partially mitigated by rate reductions in the first quarter of 2001, however a large portion of the Company's outstanding notes payable were funded under LIBOR contracts issued in the fourth quarter 2000, which are currently carrying higher interest rates than the current prime based portion of the outstanding loan. These higher rate LIBOR contracts expire by the end of April, 2001. The Company funded its lease portfolio using a "LIBOR" based rate which currently averages approximately 7.28% as compared to an average 7.89% at March 31, 2000.

At March 31, 2001, the Company had approximately $1,521,000 of loans and leases which were delinquent as to principal or interest more than 90 days, as compared to approximately $781,000 at March 31, 2000. Management believes that these loans and leases are adequately collateralized and that the Company's allowance for loan and lease losses of approximately $721,000 is adequate as of March 31, 2001.

Operating expenses decreased approximately 13.7% from the first three months of 2000 primarily due to a 15.3% decrease in salaries and benefits resulting from staff reductions in the Company's leasing operations and a reduced salary level and profit sharing accrual related to a new employment agreement with the Company's Chief Executive Officer. Additionally, other operating expenses decreased by approximately 10.9% from the prior year quarter.

The Company was able to reduce its operating expenses in nearly all expense categories.

The provision for income taxes was approximately $139,000 and $86,500 for the three months ended March 31, 2001 and 2000, respectively. The Company expects to pay current income taxes less than the amounts calculated at the statutory rates for the year ended December 31, 2001, due to the utilization of net operating loss carryovers and the differences between book and tax accounting for leases.

Financial Condition and Liquidity
---------------------------------

At March 31, 2001, the Company had approximately $345,000 of cash and cash equivalents and $144,000 of marketable securities. Cash and cash equivalents decreased approximately $300,000 from December 31, 2000. The Company's primary sources of cash during the first three months of 2001 were approximately $4,375,000 from short-term borrowings, $3,238,000 loan repayments, $901,000 lease repayments and $114,000 from the sale of repossessed equipment. The primary uses of cash during the first three months of 2001 were approximately $3,932,000 of loan originations, $3,275,000 repayment of short term borrowings, $1,503,000 payments on long-term debt and $287,000 payment of dividends.

The Company's $45,000,000 line of credit, which matures annually, was extended until November 1, 2001 in order to provide time for the Company to negotiate a line of credit with a new lender. The Company has been advised by one of the two banks participating in this line-of-credit that their $17,500,000 portion of the line-of-credit will be renewed. At March 31, 2001, the Company had $31,150,000 outstanding under the line-of-credit. In addition to the Company's line of credit, its wholly owned subsidiary, Source Capital Leasing Co., has a fully amortizing loan which amortization coincides with amortization of its lease portfolio. The leasing company had approximately $8,654,000 outstanding under this amortizing loan at March 31, 2001. The cash flows from the Company's line of credit, loan and lease repayments, and the existing cash, cash equivalents and marketable securities are expected to be sufficient for the operating needs of the Company.

Effect of Inflation and Changing Prices
---------------------------------------

Interest rates on the Company's loan portfolio are subject to inflation as inflationary pressures affect the prime interest rate. At March 31, 2001, interest rates on approximately 98% of the Company's loan portfolio were variable based on various indexes. The remaining loans have fixed interest rates. Loans with fixed rates and maturities of less than one year at March 31, 2001 are considered variable. The Company's line of credit agreement provides for variable interest based on the prime rate or at the Company's option, a "LIBOR" based rate.

Management believes that any negative effects of an increase in the prime interest rate would be largely offset by the Company's relatively short-term loan portfolio, balloon payments and the large percentage of variable rate loans.

Rates earned on the Company's lease portfolio are fixed for the term of the lease, as are the rates on the various components of the amortizing loan used to fund the lease portfolio.

                   SOURCE CAPITAL CORPORATION AND SUBSIDIARIES


                           PART II - OTHER INFORMATION
                           ---------------------------


Items 1,2,3,4 and 5 of Part II are omitted from this report as they are either inapplicable or the answer is negative.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)      Exhibits - The following exhibit is filed as a              Exhibit No.
         part of this report:

                    Executive Retention and Employment Agreement         10.4
                    dated effective January 19, 2001 between
                    D. Michael Jones and the Company.



     (b)  Reports on Form 8-K

         A Form 8-K Report dated February 8, 2001 reporting other events under
         Item 5 was filed by the registrant during the quarter ended March 31, 2001.










          (The balance of this page has been intentionally left blank.)

                   SOURCE CAPITAL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES
                                  ------------



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SOURCE CAPITAL CORPORATION
                                                 (Registrant)



Date:    May 10, 2001              By:  /s/ D. Michael Jones
       -----------------------          ----------------------------------------
                                        D. Michael Jones
                                        President and Chief Executive Officer




Date:    May 10, 2001              By:  /s/ Lester L. Clark
       -----------------------          --------------------------------
                                        Lester L. Clark
                                        Vice President-Secretary/Treasurer
                                        Principal accounting and finance officer