Form 10QSB
period 2001-06-30
SOURCE CAPITAL CORP
filed 2001-08-06
CIK 746776

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR (15)d OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                ------------------

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


              8817 E. Mission Ave. Suite D, Spokane, WA 99212-2532
              ----------------------------------------------------
                     (Address of principal executive office)


                                 (509) 928-0908
                          ( Issuer's telephone number)


As of August 13, 2001, there were 1,293,604 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check One)  Yes      No   X
                                                              -----    -----

                           SOURCE CAPITAL CORPORATION

                                   Form 10-QSB
                       For the Quarter Ended June 30, 2001

                                  ------------


                                      Index
                                      -----

                                                                                                      Page
                                                                                                      ----
Part I - Financial Information

         Item 1 - Financial Statements (all financial statements are unaudited except the December 31, 2000 consolidated balance sheet):

                  - Consolidated Balance Sheets - June 30, 2001 and December 31, 2000                   3

                  - Consolidated Statements of Income, Comprehensive Income and
                    Retained Earnings - Three and Six Months Ended June 30, 2001 and 2000               4

                  - Consolidated Statements of Cash Flows - Six months
                    Ended June 30, 2001 and 2000                                                        5

                  - Notes to Consolidated Financial Statements                                          6 - 11

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of            12 - 15
                  Operations

PART II - Other Information                                                                             16

                         Part I - Financial Information

Item 1.  Financial Statements

                           SOURCE CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                  ------------

                                                     June 30,     December 31,
                                                       2001          2000
                                                  ------------    ------------
                                                   (Unaudited)
           ASSETS
Loans receivable, net                             $ 41,563,215    $ 46,063,294
Leases receivable, net                               9,824,949      12,487,497
Accrued interest receivable                            548,096         594,065
Cash and cash equivalents                              667,469         644,476
Marketable securities                                  143,465         152,467
Real estate and equipment owned                        987,021         679,027
Other assets                                           748,311         766,124
Deferred income tax                                  1,054,000         989,500
                                                  ------------    ------------

Total assets                                      $ 55,536,526    $ 62,376,450
                                                  ============    ============

       LIABILITIES
Notes payable to bank                             $ 29,400,000    $ 30,050,000
Notes payable to bank, long-term                     7,399,133      12,807,457
Accounts payable and accrued expenses                  503,828         874,551
Customer deposits                                      504,789         554,913
Convertible subordinated debentures                  3,500,000       4,000,000
                                                  ------------    ------------

Total liabilities                                   41,307,750      48,286,921
                                                  ------------    ------------


       STOCKHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000
  shares authorized, none outstanding                       --              --
Common stock, no par value, authorized 10,000,000
  shares; issued and outstanding, 1,293,604 and
  1,302,715 shares                                   6,696,128       6,737,234
Additional paid in capital                           2,049,047       2,049,047
Accumulated other comprehensive loss                   (20,953)        (16,307)
Retained earnings                                    5,504,554       5,319,555
                                                  ------------    ------------

Total stockholders' equity                          14,228,776      14,089,529
                                                  ------------    ------------

Total liabilities and stockholders' equity        $ 55,536,526    $ 62,376,450
                                                  ============    ============


See accompanying notes to consolidated financial statements.

                           SOURCE CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND
                                RETAINED EARNINGS
            For the Three and Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                  ------------

                                                              Three Months ended June 30,         Six Months ended June 30,
                                                                  2001            2000             2001             2000
                                                              -----------      -----------      -----------      -----------
Financing income:
  Interest and fee income                                     $ 1,790,082      $ 2,113,812      $ 3,689,434      $ 3,923,594
  Lease financing income                                          454,327          582,803          980,819        1,156,163
  Interest expense                                               (932,477)      (1,276,990)      (2,015,670)      (2,323,583)
                                                              -----------      -----------      -----------      -----------
    Net financing income                                        1,311,932        1,419,625        2,654,583        2,756,174

Non-interest income:
  Gain on sales of securities, lease tranches
    and other assets                                               64,961          160,919           64,961          254,737
  Provision for loan and lease losses
    and market write downs                                       (237,916)        (414,170)        (391,968)        (537,215)
                                                              -----------      -----------      -----------      -----------
    Income before operating expenses                            1,138,977        1,166,374        2,327,576        2,473,696

Operating expenses:
   Employee compensation and benefits                             438,491          487,696          932,557        1,070,992
   Other operating expenses                                       340,598          297,921          649,523          644,758
                                                              -----------      -----------      -----------      -----------
Total operating expenses                                          779,089          785,617        1,582,080        1,715,750
                                                              -----------      -----------      -----------      -----------
Income before income tax provision                                359,888          380,757          745,496          757,946
Income tax provision                                             (134,550)        (129,200)        (273,900)        (215,700)
                                                              -----------      -----------      -----------      -----------

         Net income                                               225,338          251,557          471,596          542,246
Retained earnings, beginning of period                          5,279,216        4,600,027        5,319,555        4,608,460
Dividends paid                                                         --               --         (286,597)        (299,122)
                                                              -----------      -----------      -----------      -----------
Retained earnings, end of period                              $ 5,504,554      $ 4,851,584      $ 5,504,554      $ 4,851,584
                                                              ===========      ===========      ===========      ===========

Net income per common share - basic                           $      0.17      $      0.19      $      0.36      $      0.41
                                                              ===========      ===========      ===========      ===========
Net income per common share - diluted                         $      0.16      $      0.17      $      0.33      $      0.36
                                                              ===========      ===========      ===========      ===========

Weighted average number of common shares outstanding:
    Basic                                                       1,295,780        1,313,382        1,299,190        1,336,080
                                                              ===========      ===========      ===========      ===========
    Diluted                                                     1,735,042        1,945,977        1,769,108        1,967,968
                                                              ===========      ===========      ===========      ===========

Cash dividends per share                                             None             None      $      0.22      $      0.22
                                                              ===========      ===========      ===========      ===========

Net income                                                    $   225,338      $   251,557      $   471,596      $   542,246
Other comprehensive income, net of tax:
   Unrealized gain (loss) on marketable securities                  5,267           46,545           (7,039)          54,885
   Income tax (expense) benefit                                    (1,791)         (15,825)           2,393          (18,661)
                                                              -----------      -----------      -----------      -----------
Comprehensive income                                          $   228,814      $   282,277      $   466,950      $   578,470
                                                              ===========      ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

                           SOURCE CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                  ------------

                                                                                2001                   2000
                                                                            ------------            ------------
Cash flows from operating activities:
   Net income                                                               $    471,596            $    542,246
    Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                                 41,349                  40,538
     Provision for loan and lease losses                                         257,515                 215,991
     Impairment loss on repossessed assets                                       134,453                 321,224
     Deferred income taxes                                                       (64,500)                 69,560
     Gain on sale of securities and debt retirement                              (68,020)               (202,727)
     (Gain) loss on sale of assets                                                 3,059                 (52,010)
     Change in:
       Accrued interest receivable                                                45,969                (265,917)
       Other assets                                                              (38,876)                (72,967)
       Accounts payable and accrued expenses                                    (370,723)                (79,254)
       Customer deposits                                                         (24,361)                (88,261)
                                                                            ------------            ------------
          Net cash provided by operating activities                              387,461                 428,423
                                                                            ------------            ------------

Cash flows from investing activities:
     Proceeds from sale of marketable securities                                   4,356                 143,887
     Loan originations                                                        (6,387,486)            (23,329,304)
     Loan repayments                                                          10,640,015              10,518,186
     Additions to direct financing leases                                             --              (3,858,008)
     Collections on direct financing leases                                    1,840,190               2,285,904
     Proceeds from sale of assets                                                324,484                 130,183
     Proceeds from sale of leases                                                     --               1,184,665
     Purchase of office equipment and vehicle                                         --                 (16,465)
                                                                            ------------            ------------
        Net cash provided by (used in) investing activities                    6,421,559             (12,940,952)
                                                                            ------------            ------------

Cash flows from financing activities:
     Proceeds from line of credit                                              6,250,000              27,195,145
     Payments on line of credit                                               (6,900,000)            (13,882,357)
     Payments of long-term debt                                               (5,408,324)                (20,192)
     Payments for redemption of common stock                                     (41,106)               (265,968)
     Payments for redemption of debentures                                      (400,000)               (369,002)
     Cash dividends paid                                                        (286,597)               (299,122)
                                                                            ------------            ------------
       Net cash provided by (used in) financing activities                    (6,786,027)             12,358,504
                                                                            ------------            ------------

Net increase (decrease) in cash and cash equivalents                              22,993                (154,025)
Cash and cash equivalents, beginning of period                                   644,476                 590,630
                                                                            ------------            ------------
Cash and cash equivalents, end of period                                    $    667,469            $    436,605
                                                                            ============            ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                 $  2,117,825            $  2,198,917
   Cash paid during the period for income taxes                             $    362,012            $    160,000
   Non-cash financing and investing transactions:
    Loans converted to repossessed assets                                   $    150,000            $         --
    Leases converted to repossessed and other assets                        $    586,766            $    894,979
    Unrealized gain (loss) on marketable securities                         $     (4,646)           $     36,224


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

The unaudited consolidated financial statements reflect all adjustments, (consisting only of normal recurring items), which in the opinion of management, are necessary to fairly state the periods reported. Certain 2000 amounts have been reclassified to conform with the 2001 presentation. These reclassifications had no effect on the net income or retained earnings as previously reported. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements, filed as a part of the Form 10-KSB, for the year ended December 31, 2000.

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

Material estimates that are susceptible to significant change in the near-term relate to the determination of the allowance for loan and lease losses. Management evaluates the adequacy of these allowances on a monthly bases and believes the amounts reserved for future loan and lease losses to be adequate. While management uses current information to recognize losses on loans and leases, future additions to the allowances may be necessary based on changes in economic conditions.

NOTE 2
------

The Company was notified on February 1, 2001 by one of two banks that provide a line of credit to fund the Company's real estate lending operations that the bank has made a business decision to exit the mortgage warehouse lending part of its business. This decision encompasses all companies for which the bank has previously provided credit facilities to fund new real estate loan originations, including the Company. The Company's existing line-of-credit which expired on April 30, 2001 was extended for an additional six month period which expires on November 1, 2001, in order to allow the Company time to seek alternative lines of credit from other financial institutions.

NOTE 3.
-------

On June 27, 2001 the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Sterling Financial Corporation, A Washington Corporation ("Sterling") whereby the Company will be merged with and into Sterling Interim Corporation, a wholly-owned second-tier subsidiary of Sterling (the "Merger"), with the Company being the surviving corporation.

                           SOURCE CAPITAL CORPORATION

NOTE 3, continued:
------------------

Under the terms of the Merger Agreement, each share of the Company's common stock will be converted into between 0.405 and 0.536 of a share of Sterling common stock at an initial price of approximately $7.50 per Source share on the date of the Merger Agreement. The initial price will float within a range based upon the trading prices of Sterling's common stock prior to the completion of the Merger, with a maximum and minimum number of shares to be issued by Sterling in exchange for all outstanding shares of the Company's common stock.

The merger will be structured as a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and will be accounted for as a "purchase." In connection with the Merger, the Company has granted to Sterling an option to purchase, at a price of $4.50 per share, up to 19.9% of the Company's common stock currently outstanding, exercisable in the event of the occurrence of any of several events, the effect of which may either cause the Merger to fail or make approval of the Merger more difficult. Additionally, in the event Source's shareholders do not approve the merger, Source breaches a representation, warranty, covenant or agreement in the merger agreement and the breach has a material adverse effect on the nonbreaching party and is not timely cured or cannot reasonably be cured; or Source's board of directors modifies or withdraws in a manner adverse to Sterling, its approval or recommendation of the merger, Source must pay a termination fee of $300,000 to Sterling. Certain shareholders of the Company have agreed to vote to approve the Merger. The Merger is anticipated to close by the end of October 2001, subject to the approval of the Company's shareholders, regulatory approval and other customary conditions.

NOTE 4.
-------

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not previously been issued. The Company does not expect SFAS 142 to have a material effect on the Company's financial position or results of operations.

                           SOURCE CAPITAL CORPORATION

NOTE 5.
-------

Net income per share - basic is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Net income per share - diluted (after adjustment for the after-tax effect of interest on convertible debentures) is computed by dividing net income by the weighted-average number of common shares outstanding increased by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued

Earnings Per Share ("EPS") Computation:

                                                                          For the Quarter Ended June 30, 2001
                                                                          -----------------------------------
                                                                                         Weighted-             Per-Share
                                                                 Net Income            Average shares            Amount
                                                                 ---------             --------------          ---------
Basic EPS
Income available to
  Stockholders                                                   $ 225,338              1,295,780              $   0.17
                                                                                                               ========

Effect of Dilutive Securities
   Interest on convertible subordinated
     debentures (net of 34% tax)                                    50,833                436,954
   Common stock options                                                                     2,308
                                                                 ---------              ---------

Diluted EPS
Income available to common
  stockholders + assumed conversions                             $ 276,171              1,735,042              $   0.16
                                                                 =========              =========              ========

                                                                          For the Quarter Ended June 30, 2000
                                                                          -----------------------------------
                                                                                         Weighted-             Per-Share
                                                                 Net Income            Average shares            Amount
                                                                 ---------             --------------          ---------
Basic EPS
Income available to
  Stockholders                                                   $ 251,557              1,313,382              $   0.19
                                                                                                               ========

Effect of Dilutive Securities
Interest on convertible subordinated
     debentures (net of 34% tax)                                    79,339                624,220
Common stock options                                                                        8,375
                                                                 ---------              ---------

Diluted EPS
Income available to common
  stockholders + assumed conversions                             $ 330,896              1,945,977              $   0.17
                                                                 =========              =========              ========

                           SOURCE CAPITAL CORPORATION

Earnings Per Share Computation, Continued:

                                                                         For the Six Months Ended June 30, 2001
                                                                         --------------------------------------
                                                                                         Weighted-             Per-Share
                                                                 Net Income            Average shares            Amount
                                                                 ----------            --------------          ---------
Basic EPS
Income available to
  Stockholders                                                   $ 471,596              1,299,190              $   0.36
                                                                                                               ========

Effect of Dilutive Securities
   Interest on convertible subordinated
     debentures (net of 34% tax)                                   106,460                468,165
   Common stock options                                                                     1,753
                                                                 ---------              ---------

Diluted EPS
Income available to common
  stockholders + assumed conversions                             $ 578,056              1,769,108              $   0.33
                                                                 =========              =========              ========

                                                                         For the Six Months Ended June 30, 2000
                                                                         --------------------------------------
                                                                                         Weighted-             Per-Share
                                                                 Net Income            Average shares            Amount
                                                                -----------            --------------          ---------
Basic EPS
Income available to
  Stockholders                                                   $ 542,246              1,336,080              $   0.41
                                                                                                               ========

Effect of Dilutive Securities
Interest on convertible subordinated
     debentures (net of 34% tax)                                   162,155                624,220
Common stock options                                                                        7,668
                                                                 ---------              ---------

Diluted EPS
Income available to common
  stockholders + assumed conversions                             $ 704,401              1,967,968              $   0.36
                                                                 =========              =========              ========

                           SOURCE CAPITAL CORPORATION

NOTE 6.
-------

The Company's consolidated financial statements include certain reportable segment information. The segments include the parent company, Source Capital Corporation whose primary business is commercial real estate lending and its wholly owned subsidiary Source Capital Leasing Co. whose primary business is equipment lease financing. All accounting policies of the parent and subsidiary are the same. The parent evaluates the performance of the subsidiary based upon multiple variables including lease income, interest expense and profit or loss after tax. The parent does not allocate any unusual items to the subsidiary.

Company segment profit and loss components and schedule of assets for the three months ended June 30, 2001 and 2000 are as follows:

                                                            2001                                       2000
                                                            ----                                        ----
                                                 Leasing              Lending              Leasing                Lending
                                               ----------            ----------           ----------            ----------
Revenue                                      $    451,268          $  1,858,102         $    631,213          $  2,226,321
Interest expense                                  134,485               797,992              235,932             1,041,058
Depreciation                                        7,796                14,407                7,939                10,570
Income tax expense (benefit)                      (37,100)              171,650             (108,500)              237,700
Net income (loss)                                 (71,227)              296,565             (211,519)              463,076
Significant non-cash items
  other than depreciation                         192,916                45,000              409,170                 5,000
Assets                                         12,043,448            47,666,339           15,049,937            62,616,538



Company segment profit and loss components and schedule of assets for the six months ended as of June 30, 2001 and 2000 are as follows:

                                                            2001                                       2000
                                                            ----                                       ----
                                                Leasing                Lending             Leasing                ending
                                               ----------            ----------           ----------            ----------
Revenue                                      $    977,760          $  3,757,454         $  1,308,679          $  4,025,815
Interest expense                                  299,586             1,716,084              453,927             1,869,656
Depreciation                                       15,817                25,531               15,622                24,916
Income tax expense (benefit)                      (11,000)              284,900             (123,500)              339,200
Net income (loss)                                 (20,686)              492,282             (240,548)              782,794
Significant non-cash items
  other than depreciation                         264,418               127,550              532,215                 5,000
Assets                                         12,043,448            47,666,339           15,049,937            62,616,538

                           SOURCE CAPITAL CORPORATION

NOTE 6, continued:

Reconciliation of segment net income (loss), for the three months ended June 30, 2001 and 2000 follows:

                                                                     2001                      2000
                                                                 ------------              ------------
Profit or loss

Leasing net (loss) income                                        $    (71,227)             $   (211,519)
Adjustment for income taxes                                          (171,650)                 (237,700)
Unallocated amounts:
  Revenue of real estate lending                                    1,858,102                 2,226,321
  Expense of real estate lending                                   (1,389,887)               (1,525,545)
                                                                 ------------              ------------
Consolidated net income after tax                                $    225,338              $    251,557
                                                                 ============              ============

Reconciliation of segment net income (loss), for the six months ended June 30, 2001 and 2000 follows:

                                                                     2001                      2000
                                                                 ------------              ------------
Profit or loss

Leasing net (loss) income                                        $    (20,686)             $   (240,548)
Adjustment for income taxes                                          (284,900)                 (339,200)
Unallocated amounts:
  Revenue of real estate lending                                    3,757,454                 4,025,815
  Expense of real estate lending                                   (2,980,272)               (2,903,821)
                                                                 ------------              ------------
Consolidated net income after tax                                $    471,596              $    542,246
                                                                 ============              ============

Reconciliation of segment total assets and notes payable as of June 30, 2001 and 2000 follows:

                                                                     2001                      2000
                                                                 ------------              ------------
Total assets

Net lease investment                                             $  9,824,949              $ 13,496,091
Unallocated assets of leasing                                       2,218,499                 1,553,847
Elimination of intercompany                                        (4,173,261)               (3,948,406)
Commercial loans receivable, net                                   41,563,215                55,644,963
Unallocated assets of real estate lending                           6,103,124                 6,971,575
                                                                 ------------              ------------
Consolidated assets                                              $ 55,536,526              $ 73,718,070
                                                                 ============              ============

Debt

Leasing note payable                                             $  7,399,133              $ 10,414,055
Real estate lending note payable                                   29,400,000                39,680,000
Real estate lending mortgage contract payable                              --                 3,083,077
Real estate lending convertible subordinated debentures             3,500,000                 5,000,000
                                                                 ------------              ------------
Consolidated notes and mortgage payable                          $ 40,299,133              $ 58,177,132
                                                                 ============              ============

                           SOURCE CAPITAL CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition
---------------------------------------------------------------------
and Results of Operations
-------------------------

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

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000
-------------------------------------------------------------------------

For the six months ended June 30, 2001 the Company reported net income of $472,000 or $.33 per diluted common share. These results compare to net income of $542,000 or $.36 per diluted common share for the comparable period in 2000. Net financing income (interest and lease income less interest expense) decreased to approximately $2,655,000 during the six months ended June 30, 2001 from $2,756,000 in the comparable period in 2000 (a 3.7% decrease). Financing revenue of $4,670,000 and $5,080,000 in the six months ended June 30, 2001 and 2000, respectively, represents an approximate average interest yield of 16.01% and 16.42%, respectively, on the Company's average earning assets. Interest income on the Company's loan portfolio decreased by approximately $234,000 compared to the first six months of 2000. Additionally lease income decreased by approximately $175,000 for the comparable period. The decrease in the 2001 yield as compared to 2000 is primarily due to a general decrease in the bank prime lending rate as approximately 99% of the Company's commercial real estate loans are priced based on the prime interest rate as posted in the Wall Street Journal.

The decrease in financing revenue of approximately $410,000 is primarily attributable to the decrease of approximately $3,699,000 in the Company's average earning assets from the first six months of 2000, coupled with a general decrease in interest rates related to Federal Reserve policy decisions. On February 1, 2001 the Company discontinued making commercial real estate loans as the Company was informed on that date by one of its two commercial banks that they were discontinuing providing commercial real estate warehouse lines of credit. Due to this policy change the bank indicated they would not be renewing the Company's line-of-credit on May 1, 2001, but would extend the existing line-of-credit to November 1, 2001. The Company has ceased looking for a new lender due to its planned merger with Sterling Financial Corporation of Washington. In anticipation of the merger, the Company intends to close its offices in Portland, Seattle and Phoenix. Accordingly, failure to complete the merger may adversely affect the Company's ability to attract and retain customers, key management and other personnel. The Company's average earning asset portfolio decreased to approximately $58,133,000 in the six-month period ended June 30, 2001 from approximately $61,832,000 for the comparable period ended June 30, 2000. The decrease in the portfolio is composed of a $4,500,000 decrease in net loans and a $2,663,000 decrease in net leases at June 30, 2001 as compared to June 30, 2000. The decrease in financing revenue was partially offset by an approximate $308,000 decrease in interest expense. The Company's cost of funds on average borrowings decreased to approximately 8.7% for the first six months of 2001 from approximately 9.2% for the comparable period in 2000. The Company was able to reduce its borrowing costs by funding a portion of its loan portfolio using a "LIBOR" based rate, which is currently lower than the prime based rate option. Rates on the Company's lease portfolio were fixed at the time of funding for the remaining life of the lease, using a "LIBOR" based rate which was lower than the prime rate at the time of funding, however, for the period ended June 30, 2001 the fixed rate was greater than the prime rate as the prime interest rate has decreased substantially since the time of funding most leases in the portfolio. Net finance margin on average earning assets for the six months ended June 30, 2001 was 9.08% as compared to 8.90% for the comparable period ended June 30, 2000.

During the six month period ended June 30, 2001 the Company did not sell any leases as compared to the sale of one tranche of leases totaling $1,185,000 for the period ending June 30, 2000, which resulted in a gain of approximately $48,000. Loans and leases delinquent more than 90 days equaled 3.14% of the loans and leases outstanding at June 30, 2001 as compared to approximately 3.97% at June 30, 2000. Loans are collateralized by deeds of trust. The Company's allowance for probable loan and lease losses of approximately $751,000 is considered by management to be adequate as of June 30, 2001.

Total operating expenses in the first six months of 2001 were approximately $1,582,000 as compared to approximately $1,716,000 for the corresponding period of the prior year, which represents a 7.8% decrease. This decrease was primarily due to employee compensation and benefits decreasing approximately $138,000 or 12.9%. During the period June 2000 to June 2001 the Company's employment level decreased from 25 to 14 employees. Other operating expenses increased less than 1%. The most significant increase in other operating expenses was an approximate $44,000 increase in legal expenses incurred in administering the loan and lease portfolios, which was partially offset by decreases in other expenses.

The provision for income taxes was approximately $274,000 and $216,000 for the six months ended June 30, 2001 and 2000, respectively. The Company expects to pay current income taxes less than the amounts calculated at the statutory rates for the year ended December 31, 2001, due to the utilization of net operating loss carryovers which are recorded as a deferred tax asset in the financial statements.

Three Months Ended June 30, 2001 Compared to Three Months ended June 30, 2000
-----------------------------------------------------------------------------

For the three months ended June 30, 2001, the Company reported net income of $225,000 or $.16 per diluted common share. These results compare to net income of $252,000 or $.17 per diluted share, for the comparable period in 2000. Net financing income (interest and lease income less interest expense) decreased to approximately $1,312,000 during the three months ended June 30, 2001 from approximately $1,420,000 in the comparable period of 2000 (a 7.6% decrease). Finance revenues of approximately $2,244,000 and $2,697,000 in the three months ended June 30, 2001 and 2000, respectively, represents an approximate average interest yield of 15.78% and 16.47%, respectively, on the Company's average earning assets. The decrease in yield is primarily due to and a general decrease in the bank prime lending rate as over 98% of the Company's commercial real estate loans are priced based on the bank prime interest rate as posted in the Wall Street Journal.

The decrease in financing revenue of approximately $452,000 is directly attributable to the decrease of approximately $8,794,000 in the Company's average earning assets from the second quarter of 2000. The Company's average earning asset portfolio decreased to $56,652,000 for the three months ended June 30, 2001 from approximately $65,446,000 at June 30, 2000. The decrease in financing revenue was partially offset by an approximate $345,000 decrease in interest expense. The Company's cost of funds on average borrowings decreased from approximately 9.38% at June 30, 2000 to approximately 8.32% in the comparable period in 2001. The Company was able to reduce its borrowing costs by funding a portion of its loan portfolio using a "LIBOR" based rate, which is currently lower than the prime based rate option. The Company also funded its lease portfolio using a "LIBOR" based rate.

Net finance margin on average earning assets for the three months ended June 30, 2001 was 9.20% as compared to 8.72% for the comparable period ended June 30, 2000. During the three month period ended June 30, 2001 the Company did not sell any leases as compared to the sale of one tranche of leases totaling $1,185,000 for the period ending June 30, 2000 which resulted in a gain of approximately $48,000

Total operating expenses for the second quarter of 2001 were approximately $779,000, a slight decrease from the approximate $786,000 for the corresponding period of the prior year. This decrease was primarily due to an approximate $49,000 decrease in employee compensation and benefits offset by a $43,000 increase in other expenses. The decrease in employee compensation and benefits is primarily due to a lower profit sharing accrual in the quarter ended June 30, 2001 as compared to June 30, 2000 and an overall reduction in staff. The approximate $43,000 increase in other expenses is composed of various increases and decrease spread across several account categories. The most significant being increases in legal, repossession and collection costs, director fees and local taxes.

Financial Condition and Liquidity
---------------------------------

At June 30, 2001, the Company had approximately $667,000 of cash and cash equivalents as compared to approximately $644,000 at December 31, 2000. The Company also had $143,000 of marketable securities at June 30, 2001, as compared to approximately $152,000 at December 31, 2000. The Company's primary sources of cash during the first six months of 2001 were approximately $10,640,000 repayment of loans receivable, $6,250,000 from short term borrowings, $1,840,000 from lease repayments, $387,000 from operations and $324,000 from sales of repossessed assets. The primary uses of cash during the first six months of 2001 were approximately $6,900,000 of repayment of short term borrowings, $6,387,000 loan receivable originations, $5,408,000 payments of long-term debt, $400,000 redemption of convertible subordinated debentures and $287,000 payment of dividends. Source Capital Corporation has agreed to make no further dividend payments before the merger without Sterling Financial Corporation's written consent.

The Company's $45,000,000 line of credit, which matures annually, was extended until November 1, 2001 in order to provide time for the Company to negotiate a line of credit with a new lender. The Company has ceased looking for a new lender due to its planned merger with Sterling Financial Corporation of Washington. At June 30, 2001, the Company had $29,400,000 outstanding under the line of credit. In addition, the Company's wholly owned subsidiary, Source Capital Leasing Co., has a fully amortizing loan which amortization coincides with amortization of its lease portfolio. The leasing company had approximately $7,399,000 outstanding under this amortizing loan at June 30, 2001. The cash flows from the Company's line of credit, loan and lease repayments, and the existing cash, cash equivalents and investment securities are expected to be sufficient to fund the operating needs of the Company.

Effect of Inflation and Changing Prices
---------------------------------------

Interest rates on the Company's loan portfolio are subject to inflation as inflationary pressures affect the prime interest rate. At June 30, 2001, interest rates on approximately 99% of the Company's commercial real estate loans were variable based on various indexes. The remaining loans have fixed interest rates. Loans with fixed rates and maturities of less than one year at June 30, 2001 are considered variable. The Company's line-of-credit agreement provides for variable interest based on the prime rate or at the Company's option, a "LIBOR" based rate.

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

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not previously been issued. The Company does not expect SFAS 142 to have a material effect on the Company's financial position or results of operations.

                           SOURCE CAPITAL CORPORATION


                           PART II - OTHER INFORMATION



Items 1,2,3,4 and 5 of Part II are omitted from this report as they are either inapplicable or the answer is negative.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (a) Agreement and Plan of Merger by and between Sterling Financial Corporation, Sterling Interim Corporation and Source Capital Corporation dated as of June 27, 2001, and incorporated herein by reference to Annex A to the Source Capital Corporation/Sterling Financial Corporation Proxy Statement/Prospectus filed on August 3, 2001, under cover of Form S-4.

                  Stock Option Agreement between Sterling Financial Corporation and Source Capital Corporation dated as of June 27, 2001, and incorporated by reference to Annex B to the Source Capital Corporation/Sterling Financial Corporation Proxy Statement/Prospecus filed on August 3, 2001 under cover of Form S-4.


     (b)  Reports on Form 8-K

                  Form 8-K Report dated June 27, 2001 reporting other events under Item 5 was filed by the registrant during the quarter ended June 30, 2001.






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



Date:      August 3, 2001         By:  /s/ D. Michael Jones
       ---------------------           -----------------------------
                                        D. Michael Jones
                                        President and Chief Executive Officer




Date:      August 3, 2001         By:  /s/ Lester L. Clark
       ---------------------           --------------------------------
                                        Lester L. Clark
                                        Vice President-Secretary/Treasurer
                                        Principal accounting and finance officer